Form 10-Q
period 1994-09-30
BALCOR COLONIAL STORAGE INCOME FUND 85
filed 1994-11-14
CIK 763535

SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, D.C. 20549

                                             Form 10-Q

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 1994
                                                OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from            to



Commission file number:  0-14340



                            Balcor/Colonial Storage Income Fund - 85

                   (Exact name of registrant as specified in its charter)


               Illinois                               36-3338930
   (State or other jurisdiction of      (I.R.S. Employer Identification Number)
     incorporation or organization)


              Balcor Plaza
            4849 Golf Road
             Skokie, Illinois                                      60077
     (Address of principal executive                            (Zip Code)
                 offices)


Registrant's telephone number, including area code (708) 677-2900


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No     .
                   Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)
                                  Balance Sheets
                   September 30, 1994 and December 31, 1993

                                                      1994
                                                   (Unaudited)        1993
Assets
Cash and cash equivalents                         $ 3,896,279       2,834,883
Accounts receivable, net of allowance for
   doubtful accounts of $20,352 at September 30,
   1994 and $18,243 at December 31, 1993              124,641         128,857
Mortgage notes receivable                           1,682,237       1,913,987
Other                                                 199,856         177,326
                                                    5,903,013       5,055,053
Mini-warehouse facilities, at cost:
Land                                               14,193,743      14,193,743
Buildings                                          46,693,330      46,265,292
Furniture, fixtures and equipment                     936,722         892,230
                                                   61,823,795      61,351,265
  Less accumulated depreciation                    16,769,555      15,300,556
  Mini-warehouse facilities, net of accumulated
       depreciation                                45,054,240      46,050,709
                                                  $50,957,253      51,105,762

Liabilities and Partners' Capital
Due to affiliates                                     145,163         115,291
Accrued real estate taxes                             400,778         309,320
Other accrued liabilities                              67,485          57,364
Security deposits                                      85,047         131,156
Deferred income                                       304,890         301,621
Total liabilities                                   1,003,363         914,752

Partners' capital (276,918 Limited Partnership
   Interests issued and outstanding)               49,953,890      50,191,010
                                                  $50,957,253      51,105,762

See accompanying notes to financial statements.

                    Balcor/Colonial Storage Income Fund - 85
                       (An Illinois Limited Partnership)
                               Statements of Income
     For the Three Months and Nine Months Ended September 30, 1994 and 1993
                                   (Unaudited)

                                Three Months Ended         Nine Months Ended
                                   September 30,              September 30,
                               1994           1993          1994         1993
Income:
Rental                    $ 2,592,783      2,372,293     7,536,333    6,897,508
Interest on short-term
  investments                  43,602         18,589        81,001       45,968
Interest from mortgage
  notes receivable             40,142         39,980       127,208       99,133
                            2,676,527      2,430,862     7,744,542    7,042,609

Expenses:
Property operating            703,324        706,268     2,081,155    2,163,179
Depreciation                  492,214        485,334     1,468,999    1,455,432
Property management fees       74,780         70,704       222,760      207,161
General and administrative    120,743        135,125       406,663      378,146
                            1,391,061      1,397,431     4,179,577    4,203,918
Income from operations      1,285,466      1,033,431     3,564,965    2,838,691
Loss on sale of property
  and equipment                 -             40,841         -           40,841
  Net income              $ 1,285,466        992,590     3,564,965    2,797,850

Limited Partners' share
   of net income ($4.60
   and $3.55 per Interest
   for the three months
   ended September 30,
   1994 and 1993,
   respectively, and
   $12.74 and $10.01 per
   Interest for the nine
   months ended
   September 30, 1994 and
   1993, respectively)    $ 1,272,611        982,664     3,529,316    2,769,871
General Partners' share
   of net income               12,855          9,926        35,649       27,979
                          $ 1,285,466        992,590     3,564,965    2,797,850

   Distributions to Limited
   Partners ($4.63 and
   $4.38 per Interest for
   the three months ended
   September 30, 1994 and
   1993, respectively,
   and $13.73 and $13.06
   per Interest for the
   nine months ended
   September 30, 1994 and
   1993, respectively)    $ 1,282,131      1,212,900     3,802,085    3,616,547

See accompanying notes to financial statements.

                    Balcor/Colonial Storage Income Fund - 85
                       (An Illinois Limited Partnership)
                            Statements of Cash Flows
              For The Nine Months Ended September 30, 1994 and 1993
                                  (Unaudited)

                                                   1994            1993
Operating activities:
Net income                                       $ 3,564,965        2,797,850
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Loss on sale of property and equipment              -               40,841
   Depreciation                                    1,468,999        1,455,432
   Net change in:
   Net accounts receivable                             4,216           16,021
   Other assets                                      (22,530)         (36,611)
   Accounts payable                                      -            (67,623)
   Due to affiliates                                  29,872           44,853
   Accrued real estate taxes                          91,458           80,602
   Other accrued liabilities                          10,121            2,699
   Security deposits                                 (46,109)           7,336
   Deferred income                                     3,269           49,687
    Net cash provided by operating activities      5,104,261        4,391,087

Investing activities:
 Additions to mini-warehouse facilities, net        (472,530)        (432,218)
 Proceeds from sale of property                        -              449,999
 Payment of selling costs                              -              (45,734)
 Collection of principal payments on mortgage
  notes receivable                                   231,750           12,226
   Net cash used in investing activities            (240,780)         (15,727)

Financing activities:
 Distributions to Limited Partners                (3,802,085)      (3,616,547)
  Net cash used in financing activities           (3,802,085)      (3,616,547)

Net change in cash and cash equivalents            1,061,396          758,813
Cash and cash equivalents at beginning of year     2,834,883        2,427,287
Cash and cash equivalents at end of period       $ 3,896,279        3,186,100

See accompanying notes to financial statements.

                   Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)
                        Notes to Financial Statements



1)     Summary of Significant Accounting Policies
       In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months ended September 30, 1994, and all such adjustments are of a normal and recurring nature.


2)     Transactions with Affiliates
       The Partnership has an agreement with Colonial Storage Management 85, Inc., an affiliate of a General Partner, to supervise and direct the business and affairs associated with the mini-warehouse facilities for a fee of 6% of the gross revenues of the facilities. One-half of this property management fee is subordinated to receipt by the Limited Partners of a Special Distribution of 8% during the first twelve-month period after termination of the offering, 9% during the second twelve-month period, and 10% during each 12-month period thereafter. Any deferred portion of the property management fee will be paid only from distributed Net Cash Proceeds. As of September 30, 1994, property management fees of $1,920,979 were deferred.

       Fees and expenses paid and payable by the Partnership to affiliates for the quarter and nine months ended September 30, 1994, are:

                                           Paid                    Payable
                                 Quarter         Nine Months
Property management fees       $  75,911        $    221,921      $ 24,327
General and administrative
  expenses                       105,094             232,224        46,926
Property sales commissions (A)     -                   -            73,910

             (A)    These commissions are payable to the General
                    Partners and have been subordinated in
                    accordance with the Partnership Agreement.


3)     Subsequent Event
       In October 1994, the Partnership paid $1,367,975 to the Limited Partners, representing the quarterly distribution for the third quarter of 1994.

                    Balcor/Colonial Storage Income Fund - 85
                       (An Illinois Limited Partnership)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS


Balcor/Colonial Storage Income Fund - 85 (the "Partnership") is a limited partnership formed in September 1983. The principal purpose of the Partnership is to acquire, own, maintain, operate, lease and hold for capital appreciation and current income existing mini-warehouse facilities offering storage space for business and personal use. The Partnership raised $69,229,500 through the sale of Limited Partnership Interests and utilized these proceeds to acquire 69 mini-warehouse facilities from affiliates in 1985 and 4 mini-warehouse facilities from non-affiliated entities in 1986. The Partnership sold one mini-warehouse facility each in September 1989 and January 1990 and two mini-warehouse facilities in July 1993. As of September 30, 1994 the Partnership continues to operate 69 mini-warehouse facilities.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1993 for a more complete understanding of the Partnership's financial position.

Operations
Summary of Operations

Increased rental revenues resulting from an ongoing capital improvement program and improved market conditions in cities where many of the Partnership's properties are located were the primary reasons for the increase in the net income generated by the Partnership during the third quarter and nine months ended September 30, 1994 as compared to the third quarter and nine months ended September 30, 1993. No material events occurred during these periods which significantly impacted the net income of the Partnership. Further discussion of the Partnership's operations is summarized below.

1994 Compared to 1993

Due to increases in occupancy levels and rental rates at certain of the mini-warehouse facilities, particularly those located in Georgia, the Carolinas and the southwest regions, rental income and, correspondingly, property management fees increased for the third quarter and nine months ended September 30, 1994 as compared to the third quarter and nine months ended September 30, 1993.

Interest income on short-term investments increased due to an increase in interest rates and funds available for investment.

Interest income from mortgage notes receivable increased from 1993 to 1994 primarily due to interest payments received on the mortgage notes which were received by the Partnership in connection with the 1993 sale of two mini-warehouse properties.

Lower maintenance costs and real estate taxes resulted in a decrease in property operating expenses for the nine months ended September 30, 1994 as compared to the same period in 1993. Maintenance expenses decreased due to a decrease in general maintenance during the first nine months of 1994. Real estate tax expense decreased due to adjustments in property values at certain of the Partnership's mini-warehouse facilities during 1993.

Higher payroll costs resulted in an increase in general and administrative expenses for the nine months ended September 30, 1994 as compared to the same period in 1993. Lower printing costs partially offset this increase and caused a decrease in administrative expenses for the quarter ended September 30, 1994 as compared to the same period in 1993.

In July 1993 the Partnership sold two mini-warehouse facilities located in Albuquerque, New Mexico and recognized a loss on sale of property and equipment during the quarter and nine months ended September 30, 1993.

Liquidity and Capital Resources
The cash or near cash position of the Partnership increased from December 31, 1993 to September 30, 1994. The Partnership's cash flow provided by operating activities in the first nine months of 1994 was generated primarily by the operations of the mini-warehouse properties, interest income received on the Partnership's short term investments and interest income received on mortgage notes receivable, which was partially offset by administrative expenses. This cash flow was used in investing activities to make capital improvements to the properties, which included painting, roofing and paving expenditures, and in financing activities to provide distributions to the Limited Partners. The Partnership's cash position was further increased by repayment of one of the mortgage notes receivable.

Pursuant to the Partnership Agreement, the General Partners are entitled to 8% of Net Cash Receipts available for distribution, which is subordinated to the receipt by Limited Partners of specified distribution levels following the termination of the offering. From the inception of the offering through September 30, 1994, the General Partners' share of Net Cash Receipts totaled approximately $3,656,000, none of which has been paid. The General Partners are entitled to receive such subordinated amounts only from distributed Net Cash Proceeds after certain subordination levels are met.

In October 1994, the Partnership paid $1,367,975 ($4.94 per Interest) to the Limited Partners, representing the quarterly distribution for the third quarter of 1994. This distribution amount is less than the full Special Distribution (as defined in the Partnership Agreement) of ten percent per annum. As stated in the Partnership Agreement, any deficiency in the Special Distribution is payable from distributed Net Cash Proceeds. The General Partners believe the cash flow generated from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future cash distributions to Limited Partners will be dependent upon the amount of cash flow generated by the Partnership's properties, as to which there can be no assurance. Quarterly distributions increased from $4.63 per Interest for the first and second quarters of 1994 to $4.94 per Interest for the third quarter of 1994 due to improved operating results at several of the Partnership's mini-warehouse facilities. The General Partners intend to retain on behalf of the Partnership cash reserves deemed adequate to meet working capital requirements as they may arise.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

                    Balcor/Colonial Storage Income Fund - 85
                        (An Illinois Limited Partnership)

                           Part II - Other Information




Item 6.       Exhibits and Reports on Form 8-K

             (a)    Exhibits:

                    (4)   Forms of Subscription Agreement previously filed as
                          Exhibit 4.1 to the Forms S-11 dated May 14, 1985 and September 23, 1985 (Registration No. 2-95752 and
                          No. 33-357, respectively) and Form of Confirmation regarding Interests in the Registrant set forth as
                          Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1993 (Commission File No. 0-14340) are incorporated herein by reference.

                    (27) Financial Data Schedule of the Registrant for the nine month period ending September 30, 1994 is attached hereto.


             (b)    Reports on Form 8-K:

                    There were no reports filed on Form 8-K during the quarter ended September 30, 1994.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Balcor/Colonial Storage Income Fund - 85



                                       By:  /s/ Thomas E. Meador

                                            Thomas E. Meador,
                                            President and Chief Operating
                                            Officer (Principal Operating
                                            Officer) of Balcor Storage
                                            Partners-85, a General Partner




                                       By:  /s/ Allan Wood

                                            Allan Wood,
                                            Executive Vice President and
                                            Chief Accounting and Financial
                                            Officer (Principal Accounting
                                            and Financial Officer) of Balcor
                                            Storage Partners-85, a General
                                            Partner





                                       By:  /s/ James Pruett

                                            James Pruett,
                                            President and Director of
                                            Colonial Storage 85, Inc., a
                                            General Partner





                                       By:  /s/ James N. Danford

                                            James N. Danford,
                                            Secretary/Treasurer (Principal
                                            Financial and Accounting
                                            Officer) of Colonial Storage 85,
                                            Inc., a General Partner


Date:        November 11, 1994