Form 10-K
BALCOR COLONIAL STORAGE INCOME FUND 85
filed 1995-03-31
CIK 763535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-K

(Mark One)
  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1994
                                      OR
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from            to

Commission File Number:  0-14340

                   Balcor/Colonial Storage Income Fund - 85
            (Exact name of registrant as specified in its charter)

                Illinois                                       36-3338930
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)

               Balcor Plaza
    4849 Golf Road, Skokie, Illinois                               60077
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (708) 677-2900

Securities registered pursuant to Section 12 (b) of the Act:  NONE

Securities registered pursuant to Section 12 (g) of the Act:   Limited
                                                          Partnership Interests
                                                             Title of class

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                       X

                                    PART I



Item 1.      Business

Balcor/Colonial Storage Income Fund - 85 (the "Registrant") is a limited partnership formed in September 1983 under the laws of the State of Illinois, which raised $69,229,500 from sales of Limited Partnership Interests. The Registrant's operations consist exclusively of investment in and operation of income-producing mini-warehouse facilities, and all financial information included in this report relates to that industry segment.

The principal purpose of the Registrant is to acquire, own, maintain, operate, lease, and hold for capital appreciation and current income, existing mini-warehouse facilities offering storage space for business and personal use. The Registrant utilized the net offering proceeds to acquire from affiliates of a General Partner sixty-nine mini-warehouse facilities in 1985. Additionally, the Registrant acquired from non-affiliated entities four mini-warehouse facilities in 1986. The Registrant sold one mini-warehouse facility each in 1989 and 1990 and two facilities in 1993.

The Partnership Agreement provides that the proceeds of any sale, financing, or refinancing will not be reinvested in new acquisitions, except that net proceeds may be used to purchase or finance improvements or additions to the Registrant's properties.

The real estate industry continues to experience cyclical downturns in many cities and regions of the country. Historically, real estate investments have experienced the same cyclical characteristics affecting most other types of long-term investments. While real estate values have generally risen over time, the cyclical character of real estate investments, together with local, regional, and national market conditions, has resulted in periodic devaluation of real estate in particular markets. In light of the competitiveness in the rental markets, the General Partners' goals have been to maintain high occupancy levels while increasing rents where possible and to monitor and control operating expenses and capital improvements.

During 1994 Registrant received repayment of one loan receivable.  See Item
7. Liquidity and Capital Resources for further information.

The Registrant, by virtue of its ownership of real estate, is subject to federal and state laws and regulations covering various environmental issues. Management of the Registrant utilizes the services of environmental consultants to assess a wide range of environmental issues and to conduct tests for environmental contamination as appropriate. The General Partners are not aware of any potential liability due to environmental issues or conditions that would be material to the Registrant.


The officers, directors, and employees of Balcor Storage Partners-85 and Colonial Storage 85, Inc., the General Partners of the Registrant, and their affiliates perform certain services for the Registrant. The Registrant currently has 34 full-time and 78 part-time employees engaged in its operations.

Item 2.        Properties

As of December 31, 1994, the Registrant owns the properties described below.

                                                         Net
                                                      Rentable
                                 Land                   Area            No. of
                                 Area                 (Square          Rentable
Location                        (Acres)                 Feet)           Spaces

3233 East Highway 80
Odessa, Texas                     1.3                  22,450              156

2306 North Collins Boulevard
Arlington, Texas                  1.7                  26,098              248

3107 South Lake Drive
Texarkana, Texas                  1.1                  19,230              155

6715 Wolflin Road
Amarillo, Texas                   1.6                  21,080              218

7800 North Broadway
Oklahoma City, Oklahoma           2.4                  35,880              264

1604 Camp Lane
Albany, Georgia                   1.9                  32,942              301

1005 West Cotton
Longview, Texas                   2.2                  24,002              210

6046 Financial Drive
Norcross, Georgia                 2.2                  34,708              285

1320 Norwood Drive
Bedford, Texas                    1.8                  29,220              254

5311 Apex Highway
Durham, North Carolina            3.0                  23,000              252

218 Eisenhower Drive
Savannah, Georgia                 1.5                  21,716              206

132 Slaton Highway
Lubbock, Texas                    1.9                  16,840              114

2960 South Cobb Drive
Smyrna, Georgia                   1.8                  28,892              255

3513 Highway 45 North
Meridian, Mississippi             2.0                  24,980              191

3194 South Campbell Avenue
Springfield, Missouri             1.7                  25,360              242

1440 North Hairston Road
Stone Mountain, Georgia           2.3                  30,117              270

3472 Hillsboro Road
Durham, North Carolina            1.9                  31,600              315

4615 West Beryl Road
Raleigh, North Carolina           1.7                  28,750              295

2826 South Clack Street
Abilene, Texas                    2.4                  32,038              273

1301 South Stemmons
Lewisville, Texas                 1.2                  21,900              162

2316 Highway 19 North
Meridian, Mississippi             2.3                  27,880              216

3016 South Cooper
Arlington, Texas                  1.5                  24,912              193

2215 West Southwest Loop 223
Tyler, Texas                      2.5                  28,301              241

2000 Country Club Drive
Carrollton, Texas                 2.0                  35,379              237

2331 South Collins Boulevard
Arlington, Texas                  2.0                  31,396              273

2990 Pio Nono Avenue
Macon, Georgia                    1.7                  26,998              220

5513 East Lancaster
Fort Worth, Texas                 1.3                  22,104              210

5121 North Street
Nacogdoches, Texas                2.0                  17,483              146

4917 California Parkway, S.E.
Fort Worth, Texas                 1.7                  27,132              247

1881 Gordon Highway
Augusta, Georgia                  1.6                  22,464              230

3208 East Park Row
Arlington, Texas                  2.1                  35,505              341

5502 Chapel Hill Boulevard
Chapel Hill, North Carolina       1.7                  26,800              260

3654 West Pioneer Parkway
Arlington, Texas                  2.3                  34,176              245

1311 Northwest Loop 281
Longview, Texas                   2.0                  24,940              200

3125 Cherry Street North
Winston-Salem, North Carolina     1.3                  21,500              259

1010 Holiday Hill Drive
North Midland, Texas              2.6                  42,578              357

95 Green Street
Warner Robins, Georgia            1.2                  19,940              192

2115 Silas Creek Parkway
Winston-Salem, North Carolina     1.7                  25,350              299

3120 Knickerbocker Road
San Angelo, Texas                 1.8                  19,425              146

2302 Parkview Drive
San Angelo, Texas                 1.1                  19,575              180

8457 Roswell Road
Dunwoody, Georgia                 3.9                  60,240              447

5717 Will Ruth Avenue
El Paso, Texas                    2.0                  33,056              260

1513 Denman Street
Lufkin, Texas                     1.5                  14,362              120

9303 Abercorn Extension
Savannah, Georgia                 3.0                  34,080              278

1850 North Clack Street
Abilene, Texas                    1.2                  17,280               99

7012 Glenwood
Raleigh, North Carolina           1.5                  25,200              196

3730 West Wendover Avenue
Greensboro, North Carolina        1.7                  30,600              289

2305 East Lohman Avenue
Las Cruces, New Mexico            1.3                  17,380              177

4000 I-40 East
Amarillo, Texas                   1.6                  21,860              218

4701 Osborne Drive
El Paso, Texas                    1.3                  18,900              183

3229 Highway 80
Mesquite, Texas                   2.1                  31,120              206

1510 West 7th Street
Clovis, New Mexico                1.0                  13,640              124

914 N.E. 8th Street
Grand Prairie, Texas              1.8                  27,940              206

7469 Tara Boulevard
Jonesboro, Georgia                1.8                  29,082              221

871 North Forest
Amarillo, Texas                   2.5                  23,379              200

5808 Highway 271 South
Fort Smith, Arkansas              1.1                  14,680              123

5604 Tinker Diagonal
Midwest City, Oklahoma            1.6                  27,901              278

3751 Longmire Way
Doraville, Georgia                2.1                  29,780              300

818 South Clack Street
Abilene, Texas                    1.5                  16,340              165

8400 Canyon Drive
Amarillo, Texas                   2.2                  17,570              157

3121 Washington Road
Augusta, Georgia                  1.4                  28,138              255

4011 Midland Boulevard
Fort Smith, Arkansas              1.9                  26,580              174

4141 Snapfinger Woods Drive
Decatur, Georgia                  2.7                  36,580              336

1808 Hampton Road
Texarkana, Texas                  2.8                  28,621              247

4155 Milgen Road
Columbus, Georgia                 1.5                  24,624              215

426 South College Drive
Wilmington, North Carolina        2.3                  28,131              290

1412 Poinsett Highway
Greenville, South Carolina        1.6                  19,300              200

2815 White Horse Road
Greenville, South Carolina        2.6                  31,500              309

1515 Mt. Zion Road
Morrow, Georgia                   5.0                  64,539              666

In the opinion of the General Partners, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

Item 3.    Legal Proceedings

The Registrant is not subject to any material pending legal proceedings, nor were any such proceedings terminated during the fourth quarter of 1994.


Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Limited Partners of the Registrant during 1994.

                                    PART II


Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

There has not been an established public market for Limited Partnership Interests, and it is not anticipated that one will develop. For information regarding previous distributions, see the Statements of Partners' Capital, page F-5, and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, below.

As of December 31, 1994, the number of record holders of Limited
Partnership Interests of the Registrant was 7,749.

Item 6.                       Selected Financial Data

                                    Year Ended December 31
                        1994        1993        1992        1991        1990
Rental income     $  10,067,226   9,298,505   8,600,074   8,117,059   7,714,249
Interest income   $     293,869     213,018     194,020     266,973     301,746
Net income        $   4,816,067   4,089,522   3,443,706   3,224,478   3,258,345

Net income per
Limited
Partnership
Interest          $       17.22       14.62       12.31       11.53       11.65

Taxable income    $   4,893,600   3,930,321   3,208,375   2,969,489   3,145,786

Taxable income
per Limited
Partnership
Interest          $       17.50       14.05       11.47       10.62       11.25

Cash and
cash
equivalents       $   4,014,486   2,834,883   2,427,287   2,328,126   2,900,221

Total mini-
warehouse
properties, net
of accumulated
depreciation      $ 44,809,932   46,050,709  48,492,489  49,807,181  50,519,817

Total assets      $ 50,764,405   51,105,762  52,366,414  53,577,746  54,862,156

Distributions to
Limited Partners  $  5,170,064    5,305,745   4,715,919   4,641,178   4,474,994

Distributions per
Limited
Partnership
Interest          $      18.67        19.16       17.03       16.76       16.16

Properties
owned on
December 31                 69           69          71          71          71

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Summary of Operations

Increased rental revenues resulting from substantially improved market conditions in cities where many of Balcor/Colonial Storage Income Fund-85's (the "Partnership") properties are located was the primary reason for the increases in net income generated by the Partnership during 1994, 1993 and 1992. No material events occurred during these periods which significantly impacted the net income of the Partnership. Further discussion of the Partnership's operations is summarized below.

Operations

1994 Compared to 1993

Due to increases in rental rates at certain of the Partnership's mini-warehouse facilities, particularly in the Georgia and mid-Atlantic regions of the United States, rental income and, correspondingly, property management fees increased from 1993 to 1994.

Interest income from mortgage notes receivable increased from 1993 to 1994 due to interest payments on the first mortgage notes which were received by the Partnership in connection with the sale of two mini-warehouse properties in July 1993. This increase was partially offset by the retirement of one note in April 1994.

Interest income on short-term investments increased from 1993 to 1994 due to an increase in average balances available for investment as well as an increase in rates.

Increased accounting and asset management costs as well as supplies expenses resulted in an increase in general and administrative expenses during 1994 as compared to 1993.

1993 Compared to 1992

Due to an increase in occupancy levels and rental rate increases at certain of the Partnership's mini-warehouse facilities, particularly in the Central and Eastern regions of the United States, rental income and, correspondingly, property management fees increased from 1992 to 1993.

Interest income from mortgage notes receivable increased from 1992 to 1993 primarily due to interest payments on the first mortgage notes which were received by the Partnership in July 1993 in connection with the sale of the two mini-warehouse properties.

Increased legal fees resulting from the property sales and higher payroll costs resulted in an increase in general and administrative expense during 1993 as compared to 1992.

The loss on sale of mini-warehouse facilities resulted from the sale of two mini-warehouse facilities located in Albuquerque, New Mexico (See note 2 of Notes to Financial Statements for additional information).

Liquidity and Capital Resources

The cash position of the Partnership increased from December 31, 1993, to December 31, 1994 as cash from operations and from mortgage notes receivable exceeded distributions to Limited Partners and capital expenditures. The Partnership's cash flow provided by operating activities in 1994 was generated primarily by the operations of the mini-warehouse properties and interest income earned on the Partnership's short-term investments and mortgage notes receivable, which was partially offset by administrative expenses. This cash flow was used in investing activities to make capital improvements to the properties, which included painting, roofing and paving expenditures, and in financing activities to provide distributions to the Limited Partners.

On March 3, 1994 a $215,000 note related to the sale of one mini-warehouse facility in 1993 was paid in full.

Pursuant to the Partnership Agreement, the General Partners are entitled to 8% of Net Cash Receipts available for distribution, which is subordinated to the receipt by Limited Partners of specified distribution levels following the termination of the offering (See note 1(c) of Notes to Financial Statements for additional information). From the inception of the offering through December 31, 1994, the General Partners' share of Net Cash Receipts totaled approximately $3,776,000, none of which has been paid. The General Partners are entitled to receive such subordinated amounts only from distributed Net Cash Proceeds.

In January 1995, the Partnership paid $1,367,975 ($4.94 per Interest) to the Limited Partners representing the quarterly distribution for the fourth quarter of 1994. This distribution amount is less than the full Special Distribution (as defined in the Partnership Agreement) of ten percent per annum. As stated in the Partnership Agreement, any deficiency in the Special Distribution is payable from distributed Net Cash Proceeds. The General Partners believe the cash flow generated from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future cash distributions to Limited Partners will be dependent upon the amount of cash flow generated by the Partnership's properties, as to which there can be no assurance. Quarterly distributions increased from $4.63 per Interest for the first and second quarters of 1994 to $4.94 per $250 Interest for the third and fourth quarters of 1994 due to improved operating results at several of the Partnership's mini-warehouse facilities. To date, the Partnership has distributed $163.37 per Interest, of which $160.29 represents Net Cash Receipts and $3.08 represents Net Cash Proceeds. The General Partners intend to retain on behalf of the Partnership cash reserves adequate to meet working capital requirements as they may arise.

One of the General Partners has recently completed the outsourcing of the transfer agent and investor records services, and computer operations and systems development functions that provided services to the Partnership. All of these functions are now being provided by independent third parties. Each of these transactions occurred after extensive due diligence and competitive bidding processes. The General Partners do not believe that the cost of providing these services to the Partnership, in the aggregate, will be materially different to the Partnership during 1995 when compared to 1994.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices depending on general or local economic conditions. In the long term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.

Item 8.     Financial Statements and Supplementary Data

See Index to Financial Statements on Page F-1 of this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax information is summarized as follows:

                                December 31, 1994        December 31, 1993
                              Financial      Tax       Financial      Tax
                              Statements    Return     Statements    Return

Total assets                $ 50,764,405  57,046,797   51,105,762  57,310,121
Partners' capital accounts:
    General Partners        $    320,967     267,680      272,806     218,744
    Limited Partners        $ 49,516,046  55,851,225   49,918,204  56,176,625
Net income:
    General Partners        $     48,161      48,936       40,895      39,303
    Limited Partners        $  4,767,906   4,844,664    4,048,627   3,891,018
    Per Limited Partnership
      Interest              $      17.22       17.50        14.62       14.05




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant

(a) Neither the Registrant nor Balcor Storage Partners-85, one of the General Partners, has a Board of Directors.

       The other General Partner, Colonial Storage 85, Inc., has a Board of Directors. The sole member is James R. Pruett (see b, c, e, and f below) who has been a director since the formation of Colonial Storage 85, Inc.

(b,c,
&e) The names, ages, and business experience of the executive officers and significant employees of the General Partners of the Registrant are as follows:


       Balcor Storage Partners-85

       Title                                   Name

       Chairman, President and Chief           Thomas E. Meador
       Executive Officer
       Executive Vice President,               Allan Wood
       Chief Financial Officer and
        Chief Accounting Officer
       Senior Vice President                   Alexander J. Darragh
       First Vice President                    Daniel A. Duhig
       First Vice President                    Josette V. Goldberg
       First Vice President                    Alan G. Lieberman
       First Vice President                    Brian D. Parker
        and Assistant Secretary
       First Vice President                    John K. Powell, Jr.
       First Vice President                    Reid A. Reynolds
       First Vice President                    Thomas G. Selby


       Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

       Allan Wood (January 1949) joined Balcor in August 1983 and, as Balcor's Chief Financial Officer and Chief Accounting Officer, is
       responsible for the financial and administrative functions.   He is
       also a Director of The Balcor Company. Mr. Wood is a Certified Public Accountant. Prior to joining Balcor, he was employed by Price Waterhouse where he was involved in auditing public and private companies.

       Alexander J. Darragh (February 1955) joined Balcor in September 1988 and has primary responsibility for the Portfolio Advisory Group. He is responsible for due diligence analysis and real estate advisory services in support of asset management, institutional advisory and capital markets functions. Mr. Darragh has supervisory responsibility of Balcor's Investor Services, Investment Administration, Fund Management and Land Management departments. Mr. Darragh received masters' degrees in Urban Geography from Queens's University and in Urban Planning from Northwestern University.

       Daniel A. Duhig (October 1956) joined Balcor in November 1986 and is responsible for the Asset Management Department relating to real estate investments made by Balcor and its affiliated partnerships, including negotiations for modifications or refinancings of real estate mortgage investments and the disposition of real estate investments.

       Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's administrative and MIS departments. Ms. Goldberg has been designated as a Senior Human Resources Professional (SHRP).

       Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Property Sales and Capital Markets Groups. Mr. Lieberman is a Certified Public Accountant.

       Brian D. Parker (June 1951) joined Balcor in March 1986 and is responsible for Balcor's corporate and property accounting, treasury and budget activities. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

       John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for the administration of the investment portfolios of Balcor's partnerships and for Balcor's risk management functions. Mr. Powell received a Master of Planning degree from the University of Virginia. He has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

       Reid A. Reynolds (April 1950) joined Balcor in March 1981 and is involved with the asset management of residential properties for Balcor. Mr. Reynolds is a licensed Real Estate Broker in the State of Illinois.

       Thomas G. Selby (July 1955) joined Balcor in February 1984 and has responsibility for various Asset Management functions, including oversight of the residential portfolio. From January 1986 through September 1994, Mr. Selby was Regional Vice President and then Senior Vice President of Allegiance Realty Group, Inc., an affiliate of Balcor providing property management services. Mr. Selby was responsible for supervising the management of residential properties in the western United States.

       Colonial Storage 85, Inc.

       Name                               Title
       James R. Pruett                    President, Vice President, Director
       James N. Danford                   Secretary, Treasurer

       James R. Pruett (September 1942) received his Bachelor of Science degree from McMurry College in Abilene, Texas, in 1965. He is the president, sole director and sole shareholder of James R. Pruett, Inc., one of the corporate general partners of Colonial Storage Centers Group, Colonial Storage Centers Group II, and Colonial Storage Centers Group III, the managing general partner of Colonial Storage Centers I, Ltd. (Colonial I), Colonial Storage Centers II, Ltd. (Colonial II) and Colonial Storage Centers III, Ltd. (Colonial III), respectively. Mr. Pruett is also President and a Director of Colonial Storage 86, Inc., which serves as a General Partner of Balcor/Colonial Storage Income Fund - 86 (BCSIF-86). Mr. Pruett developed the first Atlanta, Georgia, Colonial Self Storage mini-warehouse facility in 1972. Since that time, he has handled substantially all business aspects of mini-warehouse development, construction, operation, and management. Mr. Pruett has directed the site selection and development or acquisition of numerous locations for mini-warehouses and office/warehouses including the facilities of Colonial I, Colonial II, and Colonial III. Mr. Pruett is President and a Director of Colonial Storage Management, Inc.("CSM"), Colonial Properties Management, Inc.("CPM"), Colonial Storage Management 85, Inc.("CSM-85"), and Colonial Storage Management 86, Inc.("CSM-86") which manage the properties of Colonial I and Colonial II, Colonial III, the Registrant, and BCSIF-86, respectively.

       James N. Danford (January 1959) received his Bachelor of Business Administration degree from The University of Texas at Arlington. Mr. Danford was a senior accountant with a public accounting firm prior to joining Colonial Storage Centers in June of 1986.
       Mr. Danford is a Certified Public Accountant, member of the Texas Society of Certified Public Accountants, and is chief financial officer of Colonial Storage Management 85, Inc., Colonial I, Colonial II, Colonial III, Registrant, BCSIF-86, CSM, CPM, CSM-85 and CSM-86.

       The sole director of Colonial Storage 85, Inc. is not a director in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15 (b) of the Act or any company registered as an investment company under the Investment Company Act of 1940, but is a director of four other corporations which act as general partners of limited partnerships which have a class of securities registered pursuant to Section 12 of the Act.

(d) There is no family relationship between any of the foregoing officers or director.

(f) To the best of the Registrant's knowledge, there have been no events under any bankruptcy act, no criminal proceedings, and no judgements or injunctions material to the evaluation of the ability and integrity of any current director or executive officer of Colonial Storage 85, Inc., Colonial Storage Management 85, Inc., or any current executive officer of Balcor Storage Partners-85 during the past five years.

Item 11.    Executive Compensation

(a,b,c,
d&e) The Registrant has not paid and does not propose to pay any renumeration to the executive officers and directors of the general partners. Certain of these officers receive compensation from The Balcor Company and Colonial Storage 85-Inc., (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the general partners believe that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 3 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

(a) No person owns of record or is known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

(b) Balcor Storage Partners-85 and Colonial Storage 85, Inc. and its officers and director own as a group the following Limited Partnership Interests in the Registrant:

              Title of Class         Beneficially Owned      Percent of Class

       Limited Partnership Interests        400                 less than 1%


       Relatives and affiliates of the officers or director of the General Partners own an additional twenty Limited Partnership Interests in the Registrant.

(c) The Registrant is not aware of any arrangements, the operation of which may result in a change of control of the Registrant.




Item 13.    Certain Relationships and Related Transactions

(a &
b) See Note 1 of Notes to Financial Statements for information relating to the Partnership Agreement and the allocation of distributions and profits and losses.

       See Note 3 of Notes to Financial Statements for additional information relating to transactions with affiliates.

(c)    No management person is indebted to the Registrant.

(d)    The Registrant has no outstanding agreements with any promoters.

                                    PART IV




Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  (1&2)  See Index to Financial Statements on page F-1 of this Form 10-K.

     (3)    Exhibits:

            (3) The Amended and Restated Agreement and Certificate of Limited Partnership set forth as Exhibit 3 to Amendment No. 1 to the Registrant's Registration Statement Form S-11 dated May 14, 1985 and to Registrant's Registration Statements dated September 23, 1985, and January 29, 1986 (Registration No. 2-95752, No. 33-357, and No. 33-2977, respectively) are incorporated herein by reference.

            (4)    Form of Subscription Agreement previously filed as
                   Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated May 14, 1985 and to Registrant's Registration Statement on Form S-11 dated January 29, 1986 (Registration No. 2-95752, and No. 33-2977, respectively) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-14340) are incorporated herein by reference.

            (27) Financial Data Schedule of the Registrant for the year ended December 31, 1994 is attached hereto.


(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1994.


(c)  Exhibits:  See Item 14 (a)(3) above.


(d) Financial Statement Schedules: See Index to Financial Statements on Page F-1 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BALCOR/COLONIAL STORAGE INCOME FUND -85

                                      By:  /s/ James N. Danford
                                               James N. Danford
                                               Secretary/Treasurer (Principal
                                               Financial and Accounting
                                               Officer) of Colonial Storage 85,
                                               Inc., a General Partner
Date:     March 28, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                      Title                         Date

                        President and Chief Executive Officer
                        (Principal Executive Officer) of Balcor
/s/ Thomas E. Meador    Storage Partners-85, a General Partner   March 28, 1995
    Thomas E. Meador

                        Executive Vice President, and Chief
                        Accounting and Financial Officer
                        (Principal Accounting and Financial
                        Officer) of Balcor Storage Partners-85,
/s/ Allan Wood          a General Partner                        March 28, 1995
    Allan Wood


                        President and Director of Colonial
/s/ James Pruett        Storage 85 Inc., a General Partner       March 28, 1995
    James Pruett

                        Secretary/Treasurer (Principal Financial
                        and Accounting Officer) of Colonial
/s/ James N. Danford    Storage 85, Inc., a General Partner      March 28, 1995
    James N. Danford

                         Index to Financial Statements


                                                                        Pages

Independent Auditors' Report                                             F-2

Financial Statements:

Balance Sheets as of December 31, 1994 and 1993                          F-3

Statements of Income, years ended December 31, 1994, 1993 and 1992       F-4

Statements of Partners' Capital, years ended December 31, 1994, 1993
and 1992                                                                 F-5

Statements of Cash Flows, years ended December 31, 1994, 1993 and
1992                                                                     F-6

Notes to Financial Statements                                        F-7 to F-11


Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

Financial Statements and Supplementary Data


                         INDEPENDENT AUDITORS' REPORT


The Partners
Balcor/Colonial Storage Income Fund - 85:

We have audited the financial statements of Balcor/Colonial Storage Income Fund - 85 (an Illinois Limited Partnership) as listed in the accompanying
index.   These financial statements are the responsibility of the
Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor/Colonial Storage Income Fund - 85 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.



                                              KPMG Peat Marwick LLP


Fort Worth, Texas
February 9, 1995

                   Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)

                               Balance Sheets

                         December 31, 1994 and 1993

                                                        1994           1993
Assets
Cash and cash equivalents                          $  4,014,486      2,834,883
Accounts receivable, net of allowance for doubtful
  accounts of $27,465 and $18,243 in 1994 and 1993,
  respectively                                          110,990        128,857
Mortgage notes receivable (note 2)                    1,676,085      1,913,987
Other                                                   152,912        177,326
                                                      5,954,473      5,055,053
Mini-warehouse facilities, at cost:
  Land                                               14,193,743     14,193,743
  Buildings                                          46,901,166     46,265,292
  Furniture, fixtures and equipment                     982,631        892,230
                                                     62,077,540     61,351,265
  Less accumulated depreciation                      17,267,608     15,300,556
    Mini-warehouse facilities, net of accumulated
     depreciation                                    44,809,932     46,050,709
                                                   $ 50,764,405     51,105,762
Liabilities and Partners' Capital
Accounts payable                                   $      4,037           -
Due to affiliates (note 3)                              190,858        115,291
Accrued real estate taxes                               302,008        309,320
Other accrued liabilities                                54,194         57,364
Security deposits                                        76,487        131,156
Deferred income                                         299,808        301,621
Total liabilities                                       927,392        914,752
Partners' capital (276,918 Limited Partnership
Interests issued and outstanding)                    49,837,013     50,191,010
                                                   $ 50,764,405     51,105,762
See accompanying notes to financial statements.

                   Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)

                           Statements of Income

                 Years ended December 31, 1994, 1993 and 1992

                                             1994          1993          1992
Income:
   Rental                              $ 10,067,226      9,298,505     8,600,074
   Interest on short-term investments       126,665         73,933        74,619
   Interest from mortgage notes
      receivable                            167,204        139,085       119,401
                                         10,361,095      9,511,523     8,794,094
Expenses:
   Property operating                     2,759,069      2,681,661     2,771,397
   Depreciation                           1,967,052      1,941,870     1,914,313
   Property management fees (note 3)        297,186        277,295       257,561
   General and administrative (note 3)      521,721        480,334       407,117
                                          5,545,028      5,381,160     5,350,388
   Income from operations                 4,816,067      4,130,363     3,443,706
   Loss on sale of land, property and
      equipment  (note 2)                      -           (40,841)         -
         Net income                    $  4,816,067      4,089,522     3,443,706

Limited Partners' share of net income
($17.22, $14.62 and $12.31 per
 Interest for 1994, 1993 and 1992,
 respectively)                         $  4,767,906      4,048,627     3,409,269
General Partners' share of net income        48,161         40,895        34,437
                                       $  4,816,067      4,089,522     3,443,706

See accompanying notes to financial statements.

                   Balcor/Colonial Storage Income Fund - 85
                       (An Illinois Limited Partnership)

                        Statements of Partners' Capital

                 Years ended December 31, 1994, 1993 and 1992

                                     Limited          General
                                     Partners         Partners        Total

Balance at December 31, 1991      $ 52,481,972         197,474      52,679,446

Net income                           3,409,269          34,437       3,443,706

Cash distributions ($17.03 per
   Interest)                        (4,715,919)           -         (4,715,919)

Balance at December 31, 1992        51,175,322         231,911      51,407,233

Net income                           4,048,627          40,895       4,089,522

Cash distributions ($19.16 per
   Interest)                        (5,305,745)           -         (5,305,745)

Balance at December 31, 1993        49,918,204         272,806      50,191,010

Net income                           4,767,906          48,161       4,816,067

Cash distributions ($18.67 per
   Interest)                        (5,170,064)           -         (5,170,064)

Balance at December 31, 1994      $ 49,516,046         320,967      49,837,013

See accompanying notes to financial statements.

                   Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)

                          Statements of Cash Flows

                 Years ended December 31, 1994, 1993 and 1992

                                          1994          1993          1992
Operating activities:
   Net income                          $ 4,816,067     4,089,522     3,443,706
   Adjustments to reconcile net income
     to net cash provided by
     operating activities:
     Depreciation                        1,967,052     1,941,870     1,914,313
     Loss on sale of mini-warehouse
        facilities (note 2)                  -            40,841         -
        Net change in:
           Net accounts receivable          17,867        (6,214)      (14,079)
           Other assets                     24,414       (40,777)       (4,182)
           Accounts payable                  4,037       (77,738)       72,668
           Due to affiliates                75,567        48,395        (4,824)
           Accrued real estate taxes        (7,312)      (18,187)      (42,361)
           Other accrued liabilities        (3,170)        9,213        24,898
           Security deposits               (54,669)      (31,566)        1,583
           Deferred income                  (1,813)       25,454         8,917
             Net cash provided by
               operating activities      6,838,040     5,980,813     5,400,639

Investing activities:
   Additions to mini-warehouse
      facilities, net                     (726,275)     (690,197)     (599,621)
   Proceeds from sale of land,
      property and equipment - net
      (note 2)                               -           404,266         -
   Collection of principal payments on
      mortgage notes receivable
      (note 2)                             237,902        18,459        14,062
      Net cash used in investing
         activities                       (488,373)     (267,472)     (585,559)

Financing activities:
   Distributions to Limited Partners    (5,170,064)   (5,305,745)   (4,715,919)
   Net cash used in financing
      activities                        (5,170,064)   (5,305,745)   (4,715,919)

   Net change in cash and cash
      equivalents                        1,179,603       407,596        99,161

Cash and cash equivalents at
   beginning of year                     2,834,883     2,427,287     2,328,126
Cash and cash equivalents at
   end of year                         $ 4,014,486     2,834,883     2,427,287

Supplemental Disclosure of Noncash Investing Activities

The Partnership sold two mini-warehouse facilities in 1993 for $1,195,000. Consideration received included mortgage notes receivable for $745,000 (note 2).

See accompanying notes to financial statements.

                   Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)

                        Notes to Financial Statements

                      December 31, 1994, 1993 and 1992

(1)     Summary of Significant Accounting Policies

        (a)    Description of Partnership
               Balcor/Colonial Storage Income Fund - 85 (the "Partnership) is a limited partnership formed in September 1983. The Partnership Agreement provides that Balcor Storage Partners-85 (an Illinois general partnership) and Colonial Storage 85, Inc. (a Texas corporation) are the General Partners of the Partnership and provides for the admission of Limited Partners through the sale of up to 320,000 Limited Partnership Interests at $250 per Interest, of which 276,918 ($69,229,500)
               Limited Partnership Interests were sold prior to the termination of the offering.

               The principal purpose of the Partnership is to acquire, own, maintain, operate, lease, and hold for capital appreciation and current income, existing mini-warehouse facilities offering storage space for business and personal use. The Partnership acquired sixty-nine mini-warehouse facilities from affiliates in 1985 and four mini-warehouse facilities from non-affiliated entities in 1986. The Partnership sold four mini-warehouse facilities prior to 1994.

        (b)    Allocation of Net Income and Profits

               The Partnership Agreement provides that net income (after a deduction for any incentive management fees) from operations shall be allocated 99% and 1% to the Limited Partners and General Partners, respectively.

               Additionally, when a property is sold or otherwise disposed of, the General Partners will be allocated profits equal to the greater of 1% of total profits or the amount of Net Cash Proceeds distributable to the General Partners from the sale (in excess of subordinated Net Cash Receipts, note 1(c)).
               The balance of the profits will be allocated to the Limited Partners.

                   Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)

                        Notes to Financial Statements



        (c)    Cash Distributions

               Net Cash Receipts available for distribution from operations shall be distributed 92% to the Limited Partners and 8% to the General Partners, 7% as a partnership incentive management fee and 1% as their distributable share from operations. Distributions from operations to the General Partners are subordinated to receipt by the Limited Partners of a return equal to 8% on Adjusted Original Capital during the first twelve month period following the termination of the offering of Interests, 9% during the second twelve month period following the termination of the offering of Interests, and 10% during each twelve month period thereafter.

               Net Cash Proceeds from sales or refinancings will be distributed first to the Limited Partners until they have received any deficiencies in the aforementioned minimum cash distributions from operations. Distributions to the Limited Partners will then be made in an amount equal to total Original Capital plus any deficiency in a cumulative distribution of 12% of Adjusted Original Capital for the period commencing approximately one year following the termination of the offering. If the receipt of any portion of the General Partners' 8% share of Net Cash Receipts from operations (approximately $3,776,000 has been deferred as of December 31, 1994) or the property management fee (note 3) has been deferred as a result of subordination, thereafter, available Net Cash Proceeds will be distributed to the General Partners to the extent of such deferred amounts. Thereafter, remaining Net Cash Proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners.

        (d)    Cash and Cash Equivalents

               The Partnership considers all highly liquid investments with maturities at date of purchase of three months or less to be cash equivalents.

                   Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)

                        Notes to Financial Statements


        (e)    Mini-Warehouse Facilities

               Costs associated with the appraisal and
               acquisition of mini-warehouse facilities are capitalized.

               The buildings, furniture, fixtures, and
               equipment are depreciated using the straight-line method over their estimated useful lives ranging from 5 to 25 years.

               Maintenance and repairs are charged to
               expense when incurred. Expenditures for improvements are charged to the related asset account.

               The Partnership records its investments in real estate at cost, and periodically assesses possible impairment to the value of its properties. In the event that the General Partners determine that a permanent impairment in value has occurred, the carrying basis of the property is reduced to its estimated fair value.

               When properties are disposed of, the related costs and accumulated depreciation will be removed from the respective accounts, and any gain or loss on disposition will be recognized in accordance with generally accepted accounting principles.


        (f)    Income Taxes

               Taxable income or loss of the Partnership is includable in the income tax returns of the individual partners; therefore, no provision for income taxes has been made in the accompanying financial statements.

               The tax bases of the Partnership's assets and liabilities exceeded the amounts recorded in the Financial Statements at December 31, 1994 and 1993, by $6,281,392 and $6,204,359,
               respectively.

                   Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)

                        Notes to Financial Statements


(2)     Sale of Mini-warehouse Facilities

        On July 16, 1993, the Partnership sold two mini-warehouse facilities located in Albuquerque, New
        Mexico, for $780,000 and $415,000, respectively.
        The sales price consisted of cash payments to the Partnership of $250,000 and $200,000 and first mortgage notes of $530,000 and $215,000, respectively. On March 3, 1994 the $215,000 first mortgage note was paid in full. The remaining note bears interest at 8.5% per annum with monthly principal and interest payments based on a 25-year amortization schedule, with a final balloon payment due in 1998. The basis in the properties sold was $781,967 and $408,140, net of accumulated depreciation, and the Partnership recognized losses for financial statement purposes of $32,221 and $8,620, respectively. The General Partners may receive commissions of $23,400 and $12,450, respectively which are subordinated in accordance with the Partnership Agreement.


(3)     Transactions With Affiliates

        The Partnership has an agreement with Colonial
        Storage Management 85, Inc., an affiliate of
        Colonial Storage 85, Inc., a General Partner, to supervise and direct the business and affairs associated with the mini-warehouse facilities for a fee of 6% of the gross revenues of the facilities. One-half of this property management fee is subordinated to receipt by the Limited
        Partners of a Special Distribution of 8% during the first twelve month period after termination of the offering, 9% during the second twelve month period and 10% during each twelve month period thereafter. Any deferred portion of the property management fee will be paid only from distributed
        Net Cash Proceeds. As of December 31, 1994 property management fees of $1,916,886 were deferred.

        In connection with the sales of the mini-warehouse facilities made to date, the General Partners may each receive a real estate commission of up to $36,975 which have been subordinated in accordance with the Partnership Agreement.

                   Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)

                        Notes to Financial Statements




        Commissions, fees, and expenses paid and payable by the Partnership to affiliates for the years ended December 31, 1994, 1993 and 1992, are:

                       1994                  1993                  1992


                   Paid     Payable     Paid      Payable     Paid      Payable

Property
 management
 fees          $ 246,188     74,426    275,081     23,428    257,233     21,214
General and
 administrative
 expenses        343,434     42,482    302,912     17,913    294,279      7,582
Real estate
 commissions       -         73,950      -         73,950      -         38,100