Form 10-Q
period 1995-03-31
BALCOR COLONIAL STORAGE INCOME FUND 85
filed 1995-05-15
CIK 763535

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   Form 10-Q

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 1995
                                                OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from            to



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

                   Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)
                               Balance Sheets
                     March 31, 1995 and December 31, 1994

                                                              1995
                                                          (Unaudited)    1994
Assets
  Cash and cash equivalents                             $  4,171,507   4,014,486
  Accounts receivable, net of allowance for doubtful
   accounts of $24,729 at March 31, 1995 and $27,465
   at December 31, 1994                                       87,066     110,990
   Mortgage notes receivable                               1,669,784   1,676,085
   Other                                                     159,220     152,912
                                                           6,087,577   5,954,473
Mini-warehouse facilities, at cost:
   Land                                                   14,193,743  14,193,743
   Buildings                                              46,928,042  46,901,166
   Furniture, fixtures, and equipment                        996,955     982,631
                                                          62,118,740  62,077,540
   Less accumulated depreciation                          17,759,732  17,267,608
   Mini-warehouse facilities, net of accumulated
       depreciation                                       44,359,008  44,809,932
                                                        $ 50,446,585  50,764,405

Liabilities and Partners' Capital
  Accounts payable                                             4,037       4,037
  Due to affiliates                                          164,520     190,858
  Accrued real estate taxes                                  207,169     302,008
  Other accrued liabilities                                   54,194      54,194
  Security deposits                                           70,144      76,487
  Deferred income                                            340,580     299,808
  Total liabilities                                          840,644     927,392
Partners' capital (276,918 Limited Partnership
   Interests issued and outstanding)                      49,605,941  49,837,013
                                                        $ 50,446,585  50,764,405

See accompanying notes to financial statements.

                   Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)
                            Statements of Income
              For the Three Months Ended March 31, 1995 and 1994
                                 (Unaudited)



                                                             1995         1994
Income:
  Rental                                                $ 2,473,994    2,415,780
  Interest on short-term investments                         44,961       14,103
  Interest from mortgage notes receivable                    39,847       44,967
                                                          2,558,802    2,474,850
Expenses:
  Property operating                                        706,872      687,003
  Depreciation                                              492,124      487,063
  Property management fees                                   75,004       73,702
  General and administrative                                147,897      133,160
                                                          1,421,897    1,380,928
  Net income                                            $ 1,136,905    1,093,922

Limited Partners' share of net income ($4.06 and
  $3.91 per Interest for the three months ended
  March 31, 1995 and 1994, respectively)                $ 1,125,536    1,082,983
General Partners' share of net income                        11,369       10,939
                                                        $ 1,136,905    1,093,922

Distribution to Limited Partners ($4.94 and $4.47
  per Interest for the three months ended
  March 31, 1995 and 1994, respectively)                $ 1,367,977    1,237,823

See accompanying notes to financial statements.

                   Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)
                          Statements of Cash Flows
              For the Three Months Ended March 31, 1995 and 1994
                                (Unaudited)

                                                             1995         1994
Operating activities:
  Net income                                           $ 1,136,905    1,093,922
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                          492,124      487,063
     Net change in:
       Net accounts receivable                              23,924       34,936
       Other assets                                         (6,308)      24,694
       Due to affiliates                                   (26,338)      27,976
       Accrued real estate taxes                           (94,839)    (138,085)
       Other accrued liabilities                               -          6,354
       Security deposits                                    (6,343)     (20,585)
       Deferred income                                      40,772       55,759
         Net cash provided by operating
           activities                                    1,559,897    1,572,034

Investing activities:
  Additions to mini-warehouse facilities, net              (41,200)     (90,475)
  Collection of principal payments on mortgage
    notes receivable                                         6,301        6,367
      Net cash used in investing activities                (34,899)     (84,108)

Financing activities:
  Distribution to Limited Partners                      (1,367,977)  (1,237,823)
    Net cash used in financing activities               (1,367,977)  (1,237,823)

Net change in cash and cash equivalents                    157,021      250,103
Cash and cash equivalents at beginning of period         4,014,486    2,834,883
Cash and cash equivalents at end of period             $ 4,171,507    3,084,986

See accompanying notes to financial statements.

                   Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)
                        Notes to Financial Statements




1)     Summary of Significant Accounting Policies

       In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the three months ended March 31, 1995, and all such adjustments are of a normal and recurring nature.


2)     Transactions With Affiliates

       The Partnership has an agreement with Colonial Storage Management 85, Inc., an affiliate of Colonial Storage 85, Inc., a General Partner, to supervise and direct the business and affairs associated with the mini-warehouse facilities for a fee of 6% of the gross revenues of the facilities. One-half of this property management fee is subordinated to receipt by the Limited Partners of a Special Distribution of 8% during the first twelve-month period after termination of the offering, 9% during the second twelve-month period, and 10% during each 12-month period thereafter. Any deferred portion of the property management fee will be paid only from distributed Net Cash Proceeds. As of March 31, 1995, property management fees of $1,991,890 were deferred.

       Fees and expenses paid and payable by the Partnership to affiliates for the quarter ended March 31, 1995 are:

                                                   Paid            Payable
Property management fees                     $   124,314       $    25,116
General and administrative expenses               56,871            65,494
Property sales commissions (A)                       -              73,910

             (A)    These commissions payable to the General
                    Partners have been subordinated in accordance with the Partnership Agreement.



3)     Subsequent Event

       In April 1995, the Partnership paid $2,115,654 to the Limited Partners, $1,462,127 of which represents the quarterly distribution for the first quarter of 1995 and $653,527 represents a distribution of sales proceeds.

                   Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)
                    MANAGEMENT'S DISCUSSION AND ANALYSIS




Balcor/Colonial Storage Income Fund - 85 (the "Partnership") is a limited partnership formed in September 1983. The principal purpose of the Partnership is to acquire, own, maintain, operate, lease, and hold for capital appreciation and current income existing mini-warehouse facilities offering storage space for business and personal use. The Partnership raised $69,229,500 through the sale of Limited Partnership Interests and utilized these proceeds to acquire 69 mini-warehouse facilities from affiliates in 1985 and 4 mini-warehouse facilities from non-affiliated entities in 1986. The Partnership sold one mini-warehouse facility in 1989, one facility in 1990 and two facilities in 1993. As of March 31, 1995 the Partnership continues to operate 69 mini-warehouse facilities.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations

Summary of Operations

Rental revenues and interest income increased slightly resulting in an increase in net income during the first quarter of 1995 as compared to the first quarter of 1994. No material events occurred during these periods which significantly impacted the net income of the Partnership. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994

Due to increases in rental rates at certain of the mini-warehouse facilities, particularly those located in Georgia, rental income and therefore, property managment fees increased during the first quarter of 1994 as compared to the first quarter of 1995. Rental income increased significantly in Georgia and decreased slightly in Texas. All other areas increased slightly.

Interest income from short term investments increased during the quarter ended March 31, 1995 as compared to the same period in 1994 due to an increase in interest rates and amounts available for investment.

Interest income from mortgage notes receivable decreased during the quarter ended March 31, 1995 as compared to the same period in 1994, due to a decrease in the average balance outstanding on such notes.

Higher maintenance costs and real estate taxes resulted in an increase in property operating expenses for the quarter ended March 31, 1995 as compared to the same period in 1994. Maintenance expenses increased due to higher expenditures related to the ongoing maintenance program. Real estate tax expense increased due to increases in property values at certain of the Partnership's mini-warehouse facilities for 1995.

Higher supply expenses resulted in an increase in general and administrative expenses for the first quarter of 1995 as compared to the first quarter of 1994.


Liquidity and Capital Resources

The cash position of the Partnership increased from December 31, 1994, to March 31, 1995. The Partnership's cash flow provided by operating activities in the first quarter of 1995 was generated primarily by the operations of the mini-warehouse properties, interest income received on the Partnership's short term investments and interest income received on mortgage notes receivable, which were partially offset by administrative expenses. This cash flow was used in investing activities to make capital improvements to the properties, which included painting, security, door and configuration expenditures, and in financing activities to provide distributions to the Limited Partners.

Pursuant to the Partnership Agreement, the General Partners are entitled to 8% of Net Cash Receipts available for distribution, which is subordinated to the receipt by Limited Partners of specified distribution levels following the termination of the offering (See note 1(c) of Notes to Financial Statements for additional information). From the inception of the offering through March 31, 1995, the General Partner's share of Net Cash Receipts totaled approximately $3,895,000, none of which has been paid. The General Partners are entitled to receive such subordinated amounts only from distributed Net Cash Proceeds.

In April 1995, the Partnership paid $1,462,127 ($5.28 per Interest) to the Limited Partners representing the quarterly distribution for the first quarter of 1995. Additionally, the Partnership paid $653,527 ($2.36 per Interest) to the Limited Partners representing a distribution of sales proceeds. To date, the Partnership has distributed $171.01 per $250 Interest. The net cash receipts distribution amount is less than the full Special Distribution (as defined in the Partnership Agreement) of ten percent per annum. As stated in the Partnership Agreement, any deficiency in the Special Distribution is payable from distributed Net Cash Proceeds. The General Partners believe the cash flow generated from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future cash distributions to Limited Partners will be dependent upon the amount of cash flow generated by the Partnership's properties, as to which there can be no assurance. Quarterly distributions increased from $4.94 per Interest for the third and fourth quarters of 1994 to $5.28 per Interest for the first quarter of 1995 due to improved operating results at several of the Partnership's mini-warehouse facilities. The General Partners intend to retain on behalf of the Partnership cash reserves deemed adequate to meet working capital requirements as they may arise.

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

                   Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)

                         Part II - Other Information




Item 6.       Exhibits and Reports on Form 8-K

             (a)  Exhibits:


                  (4)   Form of Subscription Agreement previously filed as
                        Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated May 14, 1985 and to the Registrant's Registration Statement on Form S-11 dated January 29, 1985 (Registration No. 2-95752, and No. 33-2977, respectively) and Form of Confirmation regarding Interests in the Registrant set forth as
                        Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended June 30, 1992 (Commission File No. 0-14340) are incorporated herein by reference.

                  (27) Financial Data Schedule of the Registrant for the year ended March 31, 1995 is attached hereto.

             (b)  Reports on Form 8-K:

                  There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Balcor/Colonial Storage Income Fund - 85




                             By: /s/ Thomas E. Meador
                                     Thomas E. Meador,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer) of Balcor
                                     Storage Partners-85, a General Partner




                             By: /s/ Brian Parker
                                     Brian Parker,
                                     Senior Vice President and Chief
                                     Accounting and Financial Officer
                                     (Principal Accounting and Financial
                                     Officer) of Balcor Storage Partners-85,
                                     a General Partner




                             By: /s/ James Pruett
                                     James Pruett
                                     President and Director of Colonial
                                     Storage 85, Inc., a General Partner




                             By: /s/ James N. Danford
                                     James N. Danford,
                                     Secretary/Treasurer (Principal Financial
                                     and Accounting Officer) of Colonial
                                     Storage 85, Inc., a General Partner


Date:        May 12, 1995