Form 10-Q
period 1995-06-30
BALCOR COLONIAL STORAGE INCOME FUND 85
filed 1995-08-14
CIK 763535

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   Form 10-Q

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 1995
                                                OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from           to



Commission file number:  0-14340



                 Balcor/Colonial Storage Income Fund - 85
          (Exact name of registrant as specified in its charter)


           Illinois                                 36-3338930
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)               Identification Number)




2355 Waukegan Road Suite A200 Bannockburn, Illinois             60015
      (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (708) 267-1600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes  X     No     .

                 Balcor/Colonial Storage Income Fund - 85
                     (An Illinois Limited Partnership)
                              Balance Sheets
                    June 30, 1995 and December 31, 1994

                                                        1995
                                                     (Unaudited)    1994
Assets
  Cash and cash equivalents                        $  3,585,318   4,014,486
  Accounts receivable, net of allowance for
   doubtful accounts of $19,461 at
   June 30, 1995 and $27,465 at December 31, 1994        96,670     110,990
  Mortgage notes receivable                           1,663,331   1,676,085
  Other                                                 122,305     152,912
                                                      5,467,624   5,954,473
  Mini-warehouse facilities, at cost:
    Land                                             14,193,743  14,193,743
    Buildings                                        47,160,180  46,901,166
    Furniture, fixtures, and equipment                1,037,945     982,631
                                                     62,391,868  62,077,540
   Less accumulated depreciation                     18,246,149  17,267,608
   Mini-warehouse facilities, net of accumulated
       depreciation                                  44,145,719  44,809,932
                                                   $ 49,613,343  50,764,405

Liabilities and Partners' Capital
  Accounts payable                                 $      4,037       4,037
  Due to affiliates                                     106,774     190,858
  Accrued real estate taxes                             343,441     302,008
  Other accrued liabilities                              54,194      54,194
  Security deposits                                      64,575      76,487
  Deferred income                                       388,637     299,808
  Total liabilities                                     961,658     927,392
Partners' capital (276,918 Limited Partnership
   Interests issued and outstanding)                 48,651,685  49,837,013
                                                   $ 49,613,343  50,764,405





              See accompanying notes to financial statements.

                   Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)
                            Statements of Income
     For the Three Months and Six Months Ended June 30, 1995 and 1994
                                 (Unaudited)


                                    Three Months Ended   Six Months Ended
                                         June 30,             June 30,
                                      1995      1994      1995      1994
Income:
  Rental                         $ 2,568,310 2,527,770 5,042,304 4,943,550
  Interest on short-term
    investments                       44,213    23,296    89,174    37,399
  Interest from mortgage
    notes receivable                  39,693    42,099    79,540    87,066
                                   2,652,216 2,593,165 5,211,018 5,068,015
Expenses:
  Property operating                 760,204   690,828 1,467,076 1,377,831
  Depreciation                       486,417   489,722   978,541   976,785
  Property management fees            76,833    74,278   151,837   147,980
  General and administrative         167,364   152,760   315,261   285,920
                                   1,490,818 1,407,588 2,912,715 2,788,516
    Net income                   $ 1,161,398 1,185,577 2,298,303 2,279,499

Limited Partners' share of net
   income ($4.15 and $4.24 per
   Interest for the quarter
   ended June 30, 1995 and 1994,
   respectively, and $8.22 and
   $8.15 per Interest for the
   six months ended June 30,1995
   and 1994, respectively)       $ 1,149,784 1,173,721 2,275,320 2,256,705
General Partners' share of net
   income                             11,614    11,856    22,983    22,794
                                 $ 1,161,398 1,185,577 2,298,303 2,279,499

Distributions to Limited Partners
  ($7.64 and $4.63 per Interest
   for the quarter ended
   June 30, 1995 and 1994,
   respectively, and $12.58 and
   $9.10 per Interest for the
   six months ended June 30, 1995
   and 1994, respectively)       $ 2,115,654 1,282,131 3,483,631 2,519,954





              See accompanying notes to financial statements.

                   Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)
                          Statements of Cash Flows
              For the Six Months Ended June 30, 1995 and 1994
                                (Unaudited)

                                                      1995         1994
Operating activities:
  Net income                                    $  2,298,303    2,279,499
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                    978,541      976,785
     Net change in:
       Net accounts receivable                        14,320       16,182
       Other assets                                   30,607      (41,857)
       Due to affiliates                             (84,084)      47,604
       Accrued real estate taxes                      41,433       10,282
       Other accrued liabilities                         -          8,810
       Security deposits                             (11,912)     (36,654)
       Deferred income                                88,829       68,180
         Net cash provided by operating
           activities                              3,356,037    3,328,831

Investing activities:
  Additions to mini-warehouse facilities, net       (314,328)    (377,394)
  Collection of principal payments on mortgage
    notes receivable                                  12,754      226,720
      Net cash used in investing activities         (301,574)    (150,674)

Financing activities:
  Distributions to Limited Partners               (3,483,631)  (2,519,954)
    Net cash used in financing activities         (3,483,631)  (2,519,954)

Net change in cash and cash equivalents             (429,168)     658,203
Cash and cash equivalents at beginning of period                4,014,486
2,834,883
Cash and cash equivalents at end of period      $  3,585,318    3,493,086





              See accompanying notes to financial statements.

                   Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)
                        Notes to Financial Statements




1)    Summary of Significant Accounting Policies

      In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter and six months ended June 30, 1995, and all such adjustments are of a normal and recurring nature.


2)    Transactions With Affiliates

      The Partnership has an agreement with Colonial Storage Management 85, Inc., an affiliate of Colonial Storage 85, Inc., a General Partner, to supervise and direct the business and affairs associated with the mini-warehouse facilities for a fee of 6% of the gross revenues of the facilities. One-half of this property management fee is subordinated to receipt by the Limited Partners of a Special Distribution of 8% during the first twelve-month period after termination of the offering, 9% during the second twelve-month period, and 10% during each 12-month period thereafter. Any deferred portion of the property management fee will be paid only from distributed Net Cash Proceeds. As of June 30, 1995, property management fees of $2,068,733 were deferred.

      Fees and expenses paid and payable by the Partnership to affiliates for the quarter and six months ended June 30, 1995 are:

                                           Paid                Payable
                                    Quarter  Six Months
      Property management fees   $  75,713     201,027        $  26,236
      General and administrative
         expenses                  232,169     289,040            6,628
      Property sales
         commissions (A)               -           -             73,910

               (A) These commissions payable to the General Partners have been subordinated in accordance with the Partnership Agreement.

3)    Subsequent Event

      In July 1995, the Partnership paid $1,514,741 to the Limited Partners representing the quarterly distribution for the second quarter of 1995.

                    Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)
                    MANAGEMENT'S DISCUSSION AND ANALYSIS




Balcor/Colonial Storage Income Fund - 85 (the "Partnership") is a limited partnership formed in September 1983. The principal purpose of the Partnership is to acquire, own, maintain, operate, lease, and hold for capital appreciation and current income existing mini-warehouse facilities offering storage space for business and personal use. The Partnership raised $69,229,500 through the sale of Limited Partnership Interests and utilized these proceeds to acquire 69 mini-warehouse facilities from affiliates in 1985 and 4 mini-warehouse facilities from non-affiliated entities in 1986. The Partnership sold one mini-warehouse facility in 1989, one facility in 1990 and two facilities in 1993. As of June 30, 1995 the Partnership continues to operate 69 mini-warehouse facilities.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1994 for a more complete understanding of the Partnership's financial position.

Operations

Summary of Operations

No material events occurred during 1995 or 1994 which significantly impacted the net income of the Partnership. Further discussion of the Partnership's operations is summarized below.

1995 Compared to 1994

Due to increases in rental rates at certain of the mini-warehouse facilities, particularly those located in Georgia, rental income and therefore, property management fees increased during the second quarter and six months ended June 30, 1995 as compared to the same periods in 1994. Rental income increased significantly in Georgia and decreased slightly in Texas. All other areas increased slightly.

Interest income from short term investments increased during the quarter and six months ended June 30, 1995 as compared to the same periods in 1994 due to an increase in interest rates and amounts available for investment.

Interest income from mortgage notes receivable decreased during the quarter and six months ended June 30, 1995 as compared to the same periods in 1994, due to a decrease in the average balance outstanding on such notes.

Higher maintenance costs and real estate taxes resulted in an increase in property operating expenses for the quarter and six months ended June 30, 1995 as compared to the same periods in 1994. Maintenance expenses increased due to an increase in non-capitalized repairs related to the ongoing maintenance program. Real estate tax expense increased due to increases in property values at certain of the Partnership's mini-warehouse facilities for 1995.

Higher supply expenses resulted in an increase in general and administrative expenses for the quarter and six months ended June 30, 1995 as compared to the same periods in 1994.


Liquidity and Capital Resources

The cash position of the Partnership decreased from December 31, 1994, to June 30, 1995. The Partnership's cash flow provided by operating activities in the first six month of 1995 was generated primarily by the operations of the mini-warehouse properties, interest income received on the Partnership's short term investments and interest income received on mortgage notes receivable, which were partially offset by administrative expenses. This cash flow was used in investing activities to make capital improvements to the properties, which included painting, gate security, door repair and replacement and unit dimension changes, and in financing activities to provide distributions to the Limited Partners.

Pursuant to the Partnership Agreement, the General Partners are entitled to 8% of Net Cash Receipts available for distribution, which is subordinated to the receipt by Limited Partners of specified distribution levels following the termination of the offering. From the inception of the offering through June 30, 1995, the General Partner's share of Net
Cash Receipts totaled approximately $4,022,000, none of which has been paid. The General Partners are entitled to receive such subordinated amounts only from distributed Net Cash Proceeds.

In July 1995, the Partnership paid $1,514,741 ($5.47 per Interest) to the Limited Partners representing the quarterly distribution for the second quarter of 1995. To date, the Partnership has distributed $176.48 per $250 Interest. The Net Cash Receipts distribution amount is less than the full Special Distribution (as defined in the Partnership Agreement) of ten percent per annum. As stated in the Partnership Agreement, any deficiency in the Special Distribution is payable from distributed Net Cash Proceeds. The General Partners believe the cash flow generated from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future cash distributions to Limited Partners will be dependent upon the amount of cash flow generated by the Partnership's properties, as to which there can be no assurance. Quarterly distributions increased from $5.28 per Interest for the first quarter of 1995 to $5.47 per Interest for the second quarter of 1995 due to improved operating results at several of the Partnership's mini-warehouse facilities. The General Partners intend to retain on behalf of the Partnership cash reserves deemed adequate to meet working capital requirements as they may arise.

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

                 (27) Financial Data Schedule of the Registrant for
                      the six months ended June 30, 1995 is attached hereto.

            (b)  Reports on Form 8-K:

                 There were no reports on Form 8-K filed during the quarter ended June 30, 1995.

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




                            By: /s/ Brian D. Parker
                                    Brian D. Parker,
                                    Senior Vice President and Chief Financial
                                    Officer (Principal Accounting and
                                    Financial Officer) of Balcor Storage
                                    Partners-85, a General Partner




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


Date:        August 11, 1995