Form 10-Q
period 1995-09-30
BALCOR COLONIAL STORAGE INCOME FUND 85
filed 1995-11-14
CIK 763535

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   Form 10-Q

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 1995
                                                OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from           to



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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes  X     No     .
{PAGE}
                 Balcor/Colonial Storage Income Fund - 85
                     (An Illinois Limited Partnership)
                              Balance Sheets
                 September 30, 1995 and December 31, 1994

                                                        1995
                                                     (Unaudited)    1994
Assets
  Cash and cash equivalents                        $  3,680,597   4,014,486
  Accounts receivable, net of allowance for
   doubtful accounts of $26,825 at
   September 30, 1995 and $27,465
   at December 31, 1994                                 111,693     110,990
  Mortgage notes receivable                           1,656,722   1,676,085
  Other                                                 167,741     152,912
                                                      5,616,753   5,954,473
  Mini-warehouse facilities, at cost:
    Land                                             14,193,743  14,193,743
    Buildings                                        47,324,952  46,901,166
    Furniture, fixtures, and equipment                1,077,097     982,631
                                                     62,595,792  62,077,540
   Less accumulated depreciation                     18,735,420  17,267,608
   Mini-warehouse facilities, net of accumulated
       depreciation                                  43,860,372  44,809,932
                                                   $ 49,477,125  50,764,405

Liabilities and Partners' Capital
  Accounts payable                                 $      4,243       4,037
  Due to affiliates                                     119,842     190,858
  Accrued real estate taxes                             487,918     302,008
  Other accrued liabilities                              54,194      54,194
  Security deposits                                      59,482      76,487
  Deferred income                                       339,485     299,808
  Total liabilities                                   1,065,164     927,392
Partners' capital (276,918 Limited Partnership
   Interests issued and outstanding)                 48,411,961  49,837,013
                                                   $ 49,477,125  50,764,405





              See accompanying notes to financial statements.
{PAGE}
                   Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)
                            Statements of Income
  For the Three Months and Nine Months Ended September 30, 1995 and 1994
                                 (Unaudited)


                                    Three Months Ended   Nine Months Ended
                                       September 30,       September 30,
                                      1995      1994      1995      1994
Income:
  Rental                         $ 2,682,637 2,592,783 7,724,941 7,536,333
  Interest on short-term
    investments                       42,025    43,602   131,042    81,001
  Interest from mortgage
    notes receivable                  39,536    40,142   119,233   127,208
                                   2,764,198 2,676,527 7,975,216 7,744,542
Expenses:
  Property operating                 756,785   703,324 2,223,861 2,081,155
  Depreciation                       489,271   492,214 1,467,812 1,468,999
  Property management fees            76,943    74,780   228,780   222,760
  General and administrative         166,184   120,743   481,445   406,663
                                   1,489,183 1,391,061 4,401,898 4,179,577
    Net income                   $ 1,275,015 1,285,466 3,573,318 3,564,965

Limited Partners' share of net
   income ($4.56 and $4.60 per
   Interest for the quarter ended
   September 30, 1995 and 1994,
   respectively, and $12.77 and
   $12.74 per Interest for the
   nine months ended
   September 30,1995 and 1994,
   respectively)                 $ 1,262,265 1,272,611 3,537,585 3,529,316
General Partners' share of net
   income                             12,750    12,855    35,733    35,649
                                 $ 1,275,015 1,285,466 3,573,318 3,564,965

Distributions to Limited Partners
  ($5.47 and $4.63 per Interest
   for the quarter ended
   September 30, 1995 and 1994,
   respectively, and $18.05 and
   $13.73 per Interest for the
   nine months ended
   September 30, 1995 and 1994,
   respectively)                 $ 1,514,741 1,282,131 4,998,370 3,802,085





              See accompanying notes to financial statements.
{PAGE}
                   Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)
                          Statements of Cash Flows
           For the Nine Months Ended September 30, 1995 and 1994
                                (Unaudited)

                                                      1995         1994
Operating activities:
  Net income                                    $  3,573,318    3,564,965
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                  1,467,812    1,468,999
     Net change in:
       Net accounts receivable                          (703)       4,216
       Other assets                                  (14,829)     (22,530)
       Accounts payable                                  206
       Due to affiliates                             (71,016)      29,872
       Accrued real estate taxes                     185,910       91,458
       Other accrued liabilities                         -         10,121
       Security deposits                             (17,005)     (46,109)
       Deferred income                                39,677        3,269
         Net cash provided by operating
           activities                              5,163,370    5,104,261

Investing activities:
  Additions to mini-warehouse facilities, net       (518,252)    (472,530)
  Collection of principal payments on mortgage
    notes receivable                                  19,363      231,750
      Net cash used in investing activities         (498,889)    (240,780)

Financing activities:
  Distributions to Limited Partners               (4,998,370)  (3,802,085)
    Net cash used in financing activities         (4,998,370)  (3,802,085)

Net change in cash and cash equivalents             (333,889)   1,061,396
Cash and cash equivalents at beginning of period   4,014,486    2,834,883
Cash and cash equivalents at end of period      $  3,680,597    3,896,279





              See accompanying notes to financial statements.
{PAGE}
                   Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)
                        Notes to Financial Statements




1)    Summary of Significant Accounting Policies

      In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the quarter and nine months ended September 30, 1995, and all such adjustments are of a normal and recurring nature.


2)    Transactions With Affiliates

      The Partnership has an agreement with Colonial Storage Management 85, Inc., an affiliate of Colonial Storage 85, Inc., a General Partner, to supervise and direct the business and affairs associated with the mini-warehouse facilities for a fee of 6% of the gross revenues of the facilities. One-half of this property management fee is subordinated to receipt by the Limited Partners of a Special Distribution of 8% during the first twelve-month period after termination of the offering, 9% during the second twelve-month period, and 10% during each 12-month period thereafter. Any deferred portion of the property management fee will be paid only from distributed Net Cash Proceeds. As of September 30, 1995, property management fees of $2,140,676 were deferred.

      Fees and expenses paid and payable by the Partnership to affiliates for the quarter and nine months ended September 30, 1995 are:

                                           Paid                Payable
                                    Quarter  Nine Months
      Property management fees   $  78,641     279,668        $  24,428
      General and administrative
         expenses                   71,878     360,918           21,504
      Property sales
         commissions (A)               -           -             73,910

               (A) These commissions payable to the General Partners have been subordinated in accordance with the Partnership Agreement.

      The General Parners are entitled to 8% of Net Cash Receipts available for distribution, subject to certain subordination levels following the termination of the offering, which from the inception of the offering through September 30, 1995 total approximately $4,161,000, all of which is subordinated.

3)    Subsequent Event

      In October 1995, the Partnership paid $1,603,355 to the
      Limited Partners representing the quarterly distribution for the third quarter of 1995.
{PAGE}
                    Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)
                    MANAGEMENT'S DISCUSSION AND ANALYSIS




Balcor/Colonial Storage Income Fund - 85 (the "Partnership") is a limited partnership formed in September 1983. The principal purpose of the Partnership is to acquire, own, maintain, operate, lease, and hold for capital appreciation and current income existing mini-warehouse facilities offering storage space for business and personal use. The Partnership raised $69,229,500 through the sale of Limited Partnership Interests and utilized these proceeds to acquire 69 mini-warehouse facilities from affiliates in 1985 and 4 mini-warehouse facilities from non-affiliated entities in 1986. The Partnership sold one mini-warehouse facility in 1989, one facility in 1990 and two facilities in 1993. As of September 30, 1995 the Partnership continues to operate 69 mini-warehouse facilities.

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

1995 Compared to 1994

Due to increases in rental rates at certain of the mini-warehouse facilities, particularly those located in Georgia, rental income and therefore, property management fees increased during the quarter and nine months ended September 30, 1995 as compared to the same periods in 1994. Rental income increased significantly in Georgia and decreased slightly in Texas and New Mexico. All other areas increased slightly.

Interest income from short-term investments increased during the nine months ended September 30, 1995 as compared to the same period in 1994 due to an increase in interest rates and amounts available for investment.

Interest income from mortgage notes receivable decreased during the quarter and nine months ended September 30, 1995 as compared to the same periods in 1994, due to a decrease in the average balance outstanding on such notes.

Higher maintenance costs and real estate taxes resulted in an increase in property operating expenses for the quarter and nine months ended September 30, 1995 as compared to the same periods in 1994. Maintenance expenses increased due to an increase in non-capitalized repairs related to the ongoing maintenance program. Real estate tax expense increased due to increases in property values at certain of the Partnership's mini-warehouse facilities for 1995.

Increases in professional fees resulted in an increase in general and administrative expenses for the quarter and nine months ended September 30, 1995 as compared to the same periods in 1994.


Liquidity and Capital Resources

The cash position of the Partnership decreased from December 31, 1994, to September 30, 1995, primarily due to the payment of a special distribution to Limited Partners in April 1995.

Pursuant to the Partnership Agreement, the General Partners are entitled to 8% of Net Cash Receipts available for distribution, which is subordinated to the receipt by Limited Partners of specified distribution levels following the termination of the offering. From the inception of the offering through September 30, 1995, the General Partner's share of Net Cash Receipts totaled approximately $4,161,000, none of which has been paid. The General Partners are entitled to receive such subordinated amounts only from distributed Net Cash Proceeds.

In October 1995, the Partnership paid $1,603,355 ($5.79 per Interest) to the Limited Partners representing the quarterly distribution for the third quarter of 1995. To date, the Partnership has distributed $182.27 per $250 Interest. The Net Cash Receipts distribution amount is less than the full Special Distribution (as defined in the Partnership Agreement) of ten percent per annum. As stated in the Partnership Agreement, any deficiency in the Special Distribution is payable from distributed Net Cash Proceeds. The General Partners believe the cash flow generated from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future cash distributions to Limited Partners will be dependent upon the amount of cash flow generated by the Partnership's properties, as to which there can be no assurance. Quarterly distributions increased from $5.47 per Interest for the second quarter of 1995 to $5.79 per Interest for the third quarter of 1995 due to improved operating results at several of the Partnership's mini-warehouse facilities. The General Partners intend to retain on behalf of the Partnership cash reserves deemed adequate to meet working capital requirements as they may arise.

Inflation has several types of potentially conflicting impacts on real estate investments. Short-term inflation can increase real estate operating costs which may or may not be recovered through increased rents and/or sales prices, depending on general or local economic conditions. In the long-term, inflation can be expected to increase operating costs and replacement costs and may lead to increased rental revenues and real estate values.
{PAGE}
                   Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)

                         Part II - Other Information




Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:


                (4) Form of Subscription Agreement previously filed as Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated May 14, 1985 and to the Registrant's Registration Statement on Form S-11 dated January 29, 1985 (Registration No. 2-95752, and No. 33-2977, respectively) and Form of Confirmation regarding Interests in the Registrant set forth as Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1992 (Commission File No. 0-14340) are incorporated herein by reference.

                (27) Financial Data Schedule of the Registrant for the nine months ended September 30, 1995 is attached hereto.

           (b)  Reports on Form 8-K:

                There were no reports on Form 8-K filed during the quarter ended September 30, 1995.
{PAGE}
                                  SIGNATURES

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


Date:        November 13, 1995