Form 10-K
period 1995-12-31
BALCOR COLONIAL STORAGE INCOME FUND 85
filed 1996-04-01
CIK 763535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

			    Washington, D.C. 20549

				  FORM 10-K

(Mark One)
  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1995
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

		      Balcor Plaza
     2355 Waukegan Road Suite A200 Bannockburn, Illinois                60015
      (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (847) 267-1600

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

{PAGE}

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

The Registrant received notice of two unsolicited offers for the purchase of limited partnership interests (tender offers) in January 1996. The tender offers were made by Everest Storage Investors, LLC (Everest) and Public Storage, Inc. (Public Storage). Each stated that their primary motive in making the offer was to make a profit from the purchase of the interests. The tender offer by Everest expired on February 12, 1996 and Everest acquired 4.9% of the Registrant's total interests outstanding. The tender offer by Public Storage expired on March 12, 1996 and Public Storage acquired 6.84% of the Registrant's total interests outstanding. The Registrant incurred administrative costs in responding to the tender offers and may incur additional costs if additional tender offers are made in the future. The General Partners cannot predict with any certainty what the impact of any future tender offers will have on the operations or management of the Registrant.

The General Partners' current strategy is to continue to operate the Registrant's properties in a manner to maximize cash flow and to provide the Limited Partners with regular quarterly distributions. A further objective is to maximize the price at which the properties may ultimately be sold. Occasionally, the General Partners receive unsolicited inquiries to purchase the Registrant's properties, and currently there has been strong interest from institutional purchasers of mini-warehouse facilities. The General Partners will continue to evaluate all offers and explore other alternatives in order to achieve the objectives and maximize return to the Limited Partners.

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


The officers, directors, and employees of Balcor Storage Partners-85 and Colonial Storage 85, Inc., the General Partners of the Registrant, and their affiliates perform certain services for the Registrant. The Registrant currently has 29 full-time and 72 part-time employees engaged in its operations.

{PAGE}

Item 2.        Properties

As of December 31, 1995, the Registrant owned the properties described below.

							 Net
						      Rentable
				 Land                   Area            No. of
				 Area                 (Square          Rentable
Location                        (Acres)                 Feet)           Spaces

3233 East Highway 80
Odessa, Texas                     1.3                  22,450              156

2306 North Collins Boulevard
Arlington, Texas                  1.7                  26,098              248

3107 South Lake Drive
Texarkana, Texas                  1.1                  19,230              152

6715 Wolflin Road
Amarillo, Texas                   1.6                  21,080              217

7800 North Broadway
Oklahoma City, Oklahoma           2.4                  35,880              260

1604 Camp Lane
Albany, Georgia                   1.9                  32,942              299

1005 West Cotton
Longview, Texas                   2.2                  24,002              208

6046 Financial Drive
Norcross, Georgia                 2.2                  34,708              285

1320 Norwood Drive
Bedford, Texas                    1.8                  29,220              251

5311 Apex Highway
Durham, North Carolina            3.0                  23,000              252

218 Eisenhower Drive
Savannah, Georgia                 1.5                  21,716              206

132 Slaton Highway
Lubbock, Texas                    1.9                  16,840              113

2960 South Cobb Drive
Smyrna, Georgia                   1.8                  28,892              255

3513 Highway 45 North
Meridian, Mississippi             2.0                  24,980              186

3194 South Campbell Avenue
Springfield, Missouri             1.7                  25,360              233

1440 North Hairston Road
Stone Mountain, Georgia           2.3                  30,117              270

3472 Hillsboro Road
Durham, North Carolina            1.9                  31,600              315

4615 West Beryl Road
Raleigh, North Carolina           1.7                  28,750              295

2826 South Clack Street
Abilene, Texas                    2.4                  32,038              266

1301 South Stemmons
Lewisville, Texas                 1.2                  21,900              162

2316 Highway 19 North
Meridian, Mississippi             2.3                  27,880              215

3016 South Cooper
Arlington, Texas                  1.5                  24,912              193

2215 West Southwest Loop 223
Tyler, Texas                      2.5                  28,301              248

2000 Country Club Drive
Carrollton, Texas                 2.0                  35,379              253

2331 South Collins Boulevard
Arlington, Texas                  2.0                  31,396              276

2990 Pio Nono Avenue
Macon, Georgia                    1.7                  26,998              220

5513 East Lancaster
Fort Worth, Texas                 1.3                  22,104              210

5121 North Street
Nacogdoches, Texas                2.0                  17,483              147

4917 California Parkway, S.E.
Fort Worth, Texas                 1.7                  27,132              247

1881 Gordon Highway
Augusta, Georgia                  1.6                  22,464              229

3208 East Park Row
Arlington, Texas                  2.1                  35,505              319

5502 Chapel Hill Boulevard
Chapel Hill, North Carolina       1.7                  26,800              260

3654 West Pioneer Parkway
Arlington, Texas                  2.3                  34,176              253

1311 Northwest Loop 281
Longview, Texas                   2.0                  24,940              200

3125 Cherry Street North
Winston-Salem, North Carolina     1.3                  21,500              258



1010 Holiday Hill Drive
North Midland, Texas              2.6                  42,578              354

95 Green Street
Warner Robins, Georgia            1.2                  19,940              192

2115 Silas Creek Parkway
Winston-Salem, North Carolina     1.7                  25,350              305

3120 Knickerbocker Road
San Angelo, Texas                 1.8                  19,425              151

2302 Parkview Drive
San Angelo, Texas                 1.1                  19,575              180

8457 Roswell Road
Dunwoody, Georgia                 3.9                  60,240              466

5717 Will Ruth Avenue
El Paso, Texas                    2.0                  33,056              260

1513 Denman Street
Lufkin, Texas                     1.5                  14,362              119

9303 Abercorn Extension
Savannah, Georgia                 3.0                  34,080              277

1850 North Clack Street
Abilene, Texas                    1.2                  17,280               99

7012 Glenwood
Raleigh, North Carolina           1.5                  25,200              192

3730 West Wendover Avenue
Greensboro, North Carolina        1.7                  30,600              289

2305 East Lohman Avenue
Las Cruces, New Mexico            1.3                  17,380              175

4000 I-40 East
Amarillo, Texas                   1.6                  21,860              218

4701 Osborne Drive
El Paso, Texas                    1.3                  18,900              173

3229 Highway 80
Mesquite, Texas                   2.1                  31,120              211

1510 West 7th Street
Clovis, New Mexico                1.0                  13,640              124

914 N.E. 8th Street
Grand Prairie, Texas              1.8                  27,940              206

7469 Tara Boulevard
Jonesboro, Georgia                1.8                  29,082              221



871 North Forest
Amarillo, Texas                   2.5                  23,379              200

5808 Highway 271 South
Fort Smith, Arkansas              1.1                  14,680              123

5604 Tinker Diagonal
Midwest City, Oklahoma            1.6                  27,901              278

3751 Longmire Way
Doraville, Georgia                2.1                  29,780              300

818 South Clack Street
Abilene, Texas                    1.5                  16,340              165

8400 Canyon Drive
Amarillo, Texas                   2.2                  17,570              157

3121 Washington Road
Augusta, Georgia                  1.4                  28,138              255

4011 Midland Boulevard
Fort Smith, Arkansas              1.9                  26,580              174

4141 Snapfinger Woods Drive
Decatur, Georgia                  2.7                  36,580              336

1808 Hampton Road
Texarkana, Texas                  2.8                  28,621              247

4155 Milgen Road
Columbus, Georgia                 1.5                  24,624              215

426 South College Drive
Wilmington, North Carolina        2.3                  28,131              290

1412 Poinsett Highway
Greenville, South Carolina        1.6                  19,300              200

2815 White Horse Road
Greenville, South Carolina        2.6                  31,500              309

1515 Mt. Zion Road
Morrow, Georgia                   5.0                  64,539              666

In the opinion of the General Partners, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

Item 3.    Legal Proceedings

The Registrant is not subject to any material pending legal proceedings, nor were any such proceedings terminated during the fourth quarter of 1995.


Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Limited Partners of the Registrant during 1995.
{PAGE}

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

As of December 31, 1995, the number of record holders of Limited
Partnership Interests of the Registrant was 7,733.

Item 6.                       Selected Financial Data

					Year Ended December 31
			1995        1994        1993         1992        1991
Rental income     $  10,316,881  10,067,226   9,298,505   8,600,074   8,117,059
Interest income   $     330,915     293,869     213,018     194,020     266,973
Net income        $   4,124,388   4,816,067   4,089,522   3,443,706   3,224,478

Net income per
Limited
Partnership
Interest          $       14.74       17.22       14.62       12.31       11.53

Taxable income    $   4,693,882   4,893,600   3,930,321   3,208,375   2,969,489

Taxable income
per Limited
Partnership
Interest          $       16.78       17.50       14.05       11.47       10.62

Cash and
cash
equivalents       $   3,643,915   4,014,486   2,834,883   2,427,287   2,328,126

Total mini-
warehouse
properties, net
of accumulated
depreciation      $  43,428,692  44,809,932  46,050,709  48,492,489  49,807,181

Total assets      $  48,991,405  50,764,405  51,105,762  52,366,414  53,577,746

Distributions to
Limited Partners  $   6,601,725   5,170,064   5,305,745   4,715,919   4,641,178

Distributions per
Limited
Partnership
Interest          $       23.84       18.67       19.16       17.03       16.76

Properties
owned on
December 31                  69          69          69          71          71
{PAGE}


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Summary of Operations

Increased Property management fees and Partnership incentive management fees earned by the General Partners in 1995 were the primary reasons net income decreased during 1995 as compared to 1994. Increased rental revenues resulting from substantially improved market conditions in cities where many of Balcor/Colonial Storage Income Fund-85's (the "Partnership") properties are located was the primary reason for the increases in net income generated by the Partnership during 1994 and 1993. No material events occurred during these periods which significantly impacted the net income of the Partnership. Further discussion of the Partnership's operations is summarized below.

Operations

1995 Compared to 1994

Due to increases in rental rates at certain of the Partnership's mini-warehouse facilities, particularly in the Georgia region of the United States, rental income increased from 1994 to 1995. This increase was partially offset by a decrease in occupancies and, correspondingly, revenues, in the West Texas region.

Interest income on short-term investments increased from 1994 to 1995 due to an increase in average balances available for investment as well as an increase in rates during the first half of 1995.

Property operating expenses increased from 1994 to 1995 due to an increase in maintenance and repairs and real estate taxes. Maintenance and repairs increased due to an increase in painting and paving expenditures. Real estate taxes increased due to an increase in values and rates at certain of the Partnership's properties.

The Limited Partners received distributions equal to 10% of Adjusted Original Capital for 1995 and in accordance with the Partnership Agreement, the full 6% management fee was recognized for the nine months ended December 31, 1995 (see note 3 of Notes to Financial Statements for additional information). The recognition of the additional management fee for the period stated was the primary reason property management fees increased for 1995 as compared to 1994.

Incentive management fees of $477,021 were earned by the General Partners in 1995 due to the receipt by Limited Partners of the above mentioned distributions. See note 3 of Notes to Financial Statements for additional information.

Increased accounting and asset management costs resulted in an increase in general and administrative expenses during 1995 as compared to 1994.

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

Liquidity and Capital Resources

The cash position of the Partnership decreased from December 31, 1994, to December 31, 1995 as distributions to Limited Partners and capital expenditures exceeded cash generated from operations and from mortgage notes receivable. The Partnership's cash flow provided by operating activities in 1995 was generated primarily by the operations of the mini-warehouse properties and interest income earned on the Partnership's short-term investments and mortgage notes receivable, which was partially offset by administrative expenses. This cash flow was used in investing activities to make capital improvements to the properties, which included painting, roofing and paving expenditures, and in financing activities to provide distributions to the Limited Partners.

Accounts receivable net of the related allowance for doubtful accounts increased from December 31, 1994 to December 31, 1995 due to the level and timing of collection efforts. The timing of collection efforts are determined by individual state law. There have been no changes in the credit terms extended to the Partnership's customers nor in the method used to allow for doubtful accounts.

Pursuant to the Partnership Agreement, the General Partners are entitled to 8% of Net Cash Receipts available for distribution, which is subordinated to the receipt by Limited Partners of specified distribution levels (see note 1(c) of Notes to Financial Statements for additional information). The General Partners received $545,167 in February, 1996($477,021 as its incentive management fee and $68,146 as its distributive share of Net Cash Receipts). From the inception of the offering through December 31, 1995, the General Partners' share of Net Cash Receipts totaled approximately $4,293,000, $3,748,000 of which is subordinated. The General Partners are entitled to receive subordinated amounts only from distributed Net Cash Proceeds.

In January 1996, the Partnership paid $1,689,200 ($6.10 per interest) to the Limited Partners representing the quarterly distribution for the fourth quarter of 1995. The General Partners believe the cash flow generated from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future cash distributions to Limited Partners will be dependent upon the amount of cash flow generated by the Partnership's properties, as to which there can be no assurance. Quarterly distributions per interest for the first thru fourth quarters of 1995 were $5.28, $5.47, $5.79 and $6.10, respectively. Quarterly distributions increased for each of the four quarters of 1995 due to improved operating results at several of the Partnership's mini-warehouse facilities. In addition, the Partnership distributed $2.36 from Net Cash Proceeds in July 1995. Limited Partners received distributions equal to 10% of Adjusted Original Capital for 1995 (distributions paid in April, July and October 1995 and Jaunary
1996). Including the January 1996 distribution the Partnership has distributed to Limited Partners $187.21 per interest, of which $181.77 represents Net Cash Receipts and $5.44 represents Net Cash Proceeds. The General Partners intend to retain on behalf of the Partnership cash reserves adequate to meet working capital requirements as they may arise.

In 1995 the Financial Accounting Standards Board issued Statement SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires that long-lived assets and certain intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Partnership periodically reevaluates the carrying amounts of its long-lived assets and the related depreciation and amortization periods as discussed in the notes to the Partnership's Financial Statements, and the Partnership believes that the adoption of SFAS No. 121 will not have a material effect on its financial statements.

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

The net effect of the differences between the financial statements and the tax information is summarized as follows:

				December 31, 1995        December 31, 1994
			      Financial      Tax       Financial      Tax
			      Statements    Return     Statements    Return

Total assets                $ 48,991,405  55,365,771   50,764,405  57,045,797
Partners' capital accounts:
    General Partners        $    362,211     314,619      320,967     267,680
    Limited Partners        $ 46,997,465  53,896,444   49,516,046  55,851,225
Net income:
    General Partners        $     41,244      46,939       48,161      48,936
    Limited Partners        $  4,083,144   4,646,943    4,767,906   4,844,664
    Per Limited Partnership
      Interest              $      14.74       16.78        17.22       17.50



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on any matter of accounting principles, practices or financial statement disclosure.
{PAGE}

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

(b,c,
&e) The names, ages, and business experience of the executive officers and significant employees of the General Partners of the Registrant are as follows:


       Balcor Storage Partners-85

		  TITLE                                      OFFICERS

       Chairman, President and Chief                   Thomas E. Meador
	 Executive Officer
       Senior Vice President                           Alexander J. Darragh
       Senior Vice President                           Josette V. Goldberg
       Senior Vice President                           Alan G. Lieberman
       Senior Vice President, Chief                    Brian D. Parker
	Financial Officer, Treasurer
	and Assistant Secretary
       Senior Vice President                           John K. Powell, Jr.


       Thomas E. Meador (July 1947) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

       Alexander J. Darragh (February 1955) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility of Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

       Josette V. Goldberg (April 1957) joined Balcor in January 1985 and has primary responsibility for all human resources matters. In addition, she has supervisory responsibility for Balcor's MIS functions. Ms. Goldberg has been designated as a Senior Human Resources Professional
       (SHRP).

       Alan G. Lieberman (June 1959) joined Balcor in May 1983 and is responsible for the Balcor's property sales and capital markets functions. Mr. Lieberman is a Certified Public Accountant.

       Brian D. Parker (June 1951) joined Balcor in March 1986 and, as Chief Financial Officer and Chief Accounting Officer, is responsible for Balcor's financial, legal and treasury functions. He is a director of The Balcor Company. Mr. Parker is a Certified Public Accountant and holds an M.S. degree in Accountancy from DePaul University.

       John K. Powell, Jr. (June 1950) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management and investor services functions. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.


       Colonial Storage 85, Inc.

	    Name                                       Title

       James R. Pruett                 President, Vice President, Director
       James N. Danford                Secretary, Treasurer



       James R. Pruett (September 1942) received his Bachelor of Science degree from McMurry College in Abilene, Texas, in 1965. Mr. Pruett is President and a Director of Colonial Storage 86, Inc., which serves as a General Partner of Balcor/Colonial Storage Income Fund - 86 (BCSIF-86). Mr. Pruett developed the first Atlanta, Georgia, Colonial Self Storage mini-warehouse facility in 1972. Since that time, he has handled substantially all business aspects of mini-warehouse development, construction, operation, and management. Mr. Pruett has directed the site selection and development or acquisition of numerous locations for mini-warehouses and office warehouses. Mr. Pruett is President and a Director of Colonial Storage Management 85, Inc. ("CSM-85) and Colonial Storage Management 86, Inc.("CSM-86), which manage the properties of the Registrant and the BCSIF-86, respectively.

       James N. Danford (January 1959) received his Bachelor of Business Administration degree from The University of Texas at Arlington. Mr. Danford was a senior accountant with a public accounting firm prior to joining Colonial Storage Centers in June of 1986.
       Mr. Danford is a Certified Public Accountant, member of the Texas Society of Certified Public Accountants, and is Chief Financial and Accounting Officer.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management

(a) As of December 31, 1995, no person owned of record or was known by the Registrant to own beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

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

{PAGE}

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

	    (27) Financial Data Schedule of the Registrant for the year ended December 31, 1995 is attached hereto.


(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1995.


(c)  Exhibits:  See Item 14 (a)(3) above.


(d) Financial Statement Schedules: See Index to Financial Statements on Page F-1 of this Form 10-K.


{PAGE}
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

				      BALCOR/COLONIAL STORAGE INCOME FUND -85

				      By:  /s/ James N. Danford
					       James N. Danford
					       Secretary/Treasurer (Principal
					       Financial and Accounting
					       Officer) of Colonial Storage 85,
					       Inc., a General Partner
Date:     March 29, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


	Signature                      Title                         Date

			President and Chief Executive Officer
/s/ Thomas E. Meador    (Principal Executive Officer) of Balcor
Thomas E. Meador        Storage Partners-85, a General Partner   March 29, 1996

			Senior Vice President, and Chief
			Accounting and Financial Officer
			(Principal Accounting and Financial
/s/ Brian D. Parker     Officer) of Balcor Storage Partners-85,
Brian Parker            a General Partner                        March 29, 1996



/s/ James Pruett        President and Director of Colonial
James Pruett            Storage 85 Inc., a General Partner       March 29, 1996


			Secretary/Treasurer (Principal Financial
/s/ James N. Danford    and Accounting Officer) of Colonial
James N. Danford        Storage 85, Inc., a General Partner      March 29, 1996
{PAGE}

			 Index to Financial Statements


									Pages

Independent Auditors' Report                                             F-2

Financial Statements:

Balance Sheets as of December 31, 1995 and 1994                          F-3

Statements of Income, years ended December 31, 1995, 1994 and 1993       F-4

Statements of Partners' Capital, years ended December 31, 1995, 1994
and 1993                                                                 F-5

Statements of Cash Flows, years ended December 31, 1995, 1994 and
1993                                                                     F-6

Notes to Financial Statements                                        F-7 to F-11


Schedules are omitted for the reason that they are inapplicable or equivalent information has been included elsewhere herein.

{PAGE}
Financial Statements and Supplementary Data


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor/Colonial Storage Income Fund - 85 as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.



					      KPMG Peat Marwick LLP


Fort Worth, Texas
February 9, 1996


{PAGE}
		   Balcor/Colonial Storage Income Fund - 85
		      (An Illinois Limited Partnership)

			       Balance Sheets

			 December 31, 1995 and 1994

							1995           1994
Assets
Cash and cash equivalents                          $  3,643,915      4,014,486
Accounts receivable, net of allowance for doubtful
  accounts of $18,321 and $27,465 in 1995 and 1994,
  respectively                                          148,300        110,990
Mortgage notes receivable (note 2)                    1,649,953      1,676,085
Other                                                   120,545        152,912
						      5,562,713      5,954,473
Mini-warehouse facilities:
  Land                                               14,193,743     14,193,743
  Buildings                                          47,445,774     46,901,166
  Furniture, fixtures and equipment                   1,060,425        982,631
						     62,699,942     62,077,540
  Less accumulated depreciation                      19,271,250     17,267,608
    Mini-warehouse facilities, net of accumulated
     depreciation                                    43,428,692     44,809,932
						   $ 48,991,405     50,764,405
Liabilities and Partners' Capital
Accounts payable                                   $      1,503          4,037
Due to affiliates (note 3)                              825,200        190,858
Accrued real estate taxes                               372,527        302,008
Other accrued liabilities                                81,290         54,194
Security deposits                                        54,741         76,487
Deferred income                                         296,468        299,808
  Total liabilities                                   1,631,729        927,392
Partners' capital (276,918 Limited Partnership
  Interests issued and outstanding)                  47,359,676     49,837,013
						   $ 48,991,405     50,764,405




















See accompanying notes to financial statements.


{PAGE}
		   Balcor/Colonial Storage Income Fund - 85
		      (An Illinois Limited Partnership)

			   Statements of Income

		 Years ended December 31, 1995, 1994 and 1993

					    1995          1994          1993
Income:
   Rental                              $ 10,316,881    10,067,226     9,298,505
   Interest on short-term investments       172,464       126,665        73,933
   Interest from mortgage notes
      receivable                            158,451       167,204       139,085
					 10,647,796    10,361,095     9,511,523
Expenses:
   Property operating                     2,929,624     2,759,069     2,681,661
   Depreciation                           2,003,642     1,967,052     1,941,870
   Property management fees (note 3)        532,242       297,186       277,295
   Incentive management fees (note 3)       477,021         -             -
   General and administrative (note 3)      580,879       521,721       480,334
					  6,523,408     5,545,028     5,381,160
   Income from operations                 4,124,388     4,816,067     4,130,363
   Loss on sale of land, property and
      equipment  (note 2)                     -             -           (40,841)
	 Net income                    $  4,124,388     4,816,067     4,089,522

Limited Partners' share of net income
($14.74, $17.22 and $14.62 per
 Interest for 1995, 1994 and 1993,
 respectively)                         $  4,083,144     4,767,906     4,048,627
General Partners' share of net income        41,244        48,161        40,895
				       $  4,124,388     4,816,067     4,089,522
























See accompanying notes to financial statements.


{PAGE}
		   Balcor/Colonial Storage Income Fund - 85
		       (An Illinois Limited Partnership)

			Statements of Partners' Capital

		 Years ended December 31, 1995, 1994 and 1993

				     Limited          General
				     Partners         Partners        Total

Balance at December 31, 1992      $ 51,175,322         231,911      51,407,233

Net income                           4,048,627          40,895       4,089,522

Cash distributions ($19.16 per
   Interest)                        (5,305,745)           -         (5,305,745)

Balance at December 31, 1993        49,918,204         272,806      50,191,010

Net income                           4,767,906          48,161       4,816,067

Cash distributions ($18.67 per
   Interest)                        (5,170,064)           -         (5,170,064)

Balance at December 31, 1994        49,516,046         320,967      49,837,013

Net income                           4,083,144          41,244       4,124,388

Cash distributions ($23.84 per
   Interest)                        (6,601,725)          -          (6,601,725)

Balance at December 31, 1995      $ 46,997,465         362,211      47,359,676
























See accompanying notes to financial statements.


{PAGE}
		   Balcor/Colonial Storage Income Fund - 85
		      (An Illinois Limited Partnership)

			  Statements of Cash Flows

		 Years ended December 31, 1995, 1994 and 1993

					   1995          1994          1993
Operating activities:
   Net income                          $ 4,124,388     4,816,067     4,089,522
   Adjustments to reconcile net income
     to net cash provided by
     operating activities:
     Depreciation                        2,003,642     1,967,052     1,941,870
     Loss on sale of mini-warehouse
	facilities (note 2)                  -             -            40,841
     Net change in:
	Net accounts receivable            (37,310)       17,867        (6,214)
	Other assets                        32,367        24,414       (40,777)
	Accounts payable                    (2,534)        4,037       (77,738)
	Due to affiliates                  634,342        75,567        48,395
	Accrued real estate taxes           70,519        (7,312)      (18,187)
	Other accrued liabilities           27,096        (3,170)        9,213
	Security deposits                  (21,746)      (54,669)      (31,566)
	Deferred income                     (3,340)       (1,813)       25,454
      Net cash provided by
	operating activities             6,827,424     6,838,040     5,980,813

Investing activities:
   Additions to mini-warehouse
      facilities, net                     (622,402)     (726,275)     (690,197)
   Proceeds from sale of land,
      property and equipment - net
      (note 2)                               -             -           404,266
   Collection of principal payments on
      mortgage notes receivable
      (note 2)                              26,132       237,902        18,459
      Net cash used in investing
	activities                        (596,270)     (488,373)     (267,472)

Financing activities:
   Distributions to Limited Partners    (6,601,725)   (5,170,064)   (5,305,745)
      Net cash used in financing
       activities                       (6,601,725)   (5,170,064)   (5,305,745)
	Net change in cash and cash
	 equivalents                      (370,571)    1,179,603       407,596
Cash and cash equivalents at
   beginning of year                     4,014,486     2,834,883     2,427,287
Cash and cash equivalents at
   end of year                         $ 3,643,915     4,014,486     2,834,883


Supplemental Disclosure of Noncash Investing Activities

The Partnership sold two mini-warehouse facilities in 1993 for $1,195,000. Consideration received included mortgage notes receivable for $745,000 (note 2).

See accompanying notes to financial statements

{PAGE}
		   Balcor/Colonial Storage Income Fund - 85
		      (An Illinois Limited Partnership)

			Notes to Financial Statements

		      December 31, 1995, 1994 and 1993

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

	       The principal purpose of the Partnership is to acquire, own, maintain, operate, lease, and hold for capital appreciation and current income, existing mini-warehouse facilities offering storage space for business and personal use. The Partnership acquired sixty-nine mini-warehouse facilities from affiliates in 1985 and four mini-warehouse facilities from non-affiliated entities in 1986. The Partnership sold four mini-warehouse facilities prior to 1995. The remaining properties are located in various markets within the United States.

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

{PAGE}
		   Balcor/Colonial Storage Income Fund - 85
		      (An Illinois Limited Partnership)

			Notes to Financial Statements



	(c)    Cash Distributions

	       Net Cash Receipts available for distribution from operations shall be distributed 92% to the Limited Partners and 8% to the General Partners, 7% as their partnership incentive management fee and 1% as their distributable share from operations. Distributions from operations to the General Partners are currently subordinated to receipt by the Limited Partners of a return equal to 10% on Adjusted Original Capital.

	       Net Cash Proceeds from sales or refinancings will be distributed first to the Limited Partners until they have received any deficiencies in the aforementioned minimum cash distributions from operations. Distributions to the Limited Partners will then be made in an amount equal to total Original Capital plus any deficiency in a cumulative distribution of 12% of Adjusted Original Capital for the period commencing approximately one year following the termination of the offering. If the receipt of any portion of the General Partners' 8% share of Net Cash Receipts from operations (approximately $3,748,000 has been deferred as of December 31, 1995) or the property management fee (note 3) has been deferred as a result of subordination, thereafter, available Net Cash Proceeds will be distributed to the General Partners to the extent of such deferred amounts. Thereafter, remaining Net Cash Proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners.

	(d)    Cash and Cash Equivalents

	       The Partnership considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents.


	(e)    Mini-Warehouse Facilities

	       Costs associated with the appraisal and
	       acquisition of mini-warehouse facilities are
	       capitalized.
{PAGE}            Balcor/Colonial Storage Income Fund - 85
		      (An Illinois Limited Partnership)

			Notes to Financial Statements

	       The buildings, furniture, fixtures, and
	       equipment are depreciated using the straight-line method over their estimated useful lives ranging from 7 to 25 years.

	       Maintenance and repairs are charged to
	       expense when incurred. Expenditures for improvements are charged to the related asset account.

	       The Partnership records its investments in real estate at cost, and periodically reevaluates the propriety of the carrying amounts of its properties as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying amounts or a revised estimate of the useful life. The Partnership compares the undiscounted future net cash flows expected to result from the use of each of its properties to the carrying amount of that property to determine whether the Partnership shall recognize an impairment loss. The Partnership believes that no impairment has occurred and that no reduction of the net recorded cost is warranted.

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

	       The tax bases of the Partnership's assets exceeded the amounts recorded in the Financial Statements at December 31, 1995 and 1994, by $6,374,366 and $6,281,392,
	       respectively.




{PAGE}
		  Balcor/Colonial Storage Income Fund - 85
		      (An Illinois Limited Partnership)

			Notes to Financial Statements

       (g)     Use of Estimates

	       Management of the Partnership has made a number of estimates and assumptions relating to the reporting of Assets and Liabilities to prepare these financial statements in conformity with Generally Accepted Accounting Principles. Actual results could differ from those estimates.

       (h)     Fair Value of Financial Instruments

	       In accordance with the reporting requirements of Statement on Financial Accounting Standards
	       No. 107, "Disclosures about Fair Value of
	       Financial Instruments," the Partnership
	       calculates the fair value of its financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.


(2)     Mortgage Notes Receivable

	The Partnership has three notes resulting from the sale of mini-warehouse facilities in 1993, 1990 and 1989. Two notes bear interest rates of 10% per annum with monthly principal and interest payments based on a 25-year amortization schedule and final balloon payments in 1996 and 1998, respectively. The other note bears an interest rate of 8.5% per annum with monthly principal and interest payments based on a 25-year amortization schedule and a final balloon payment in 1998. The sale of two facilities in 1993 resulted in a loss for financial statement purposes of $40,841.

(3)     Transactions With Affiliates

	The Partnership has an agreement with Colonial
	Storage Management 85, Inc., an affiliate of
	Colonial Storage 85, Inc., a General Partner, to
	supervise and direct the business and affairs
	associated with the mini-warehouse facilities for
	a fee of 6% of the gross revenues of the
	facilities.  One-half of this property management
	fee is subordinated to receipt by the Limited
	Partners of a Special Distribution of 8% during
	the first twelve month period after termination of
	the offering, 9% during the second twelve month
	period and 10% during each twelve month period
{PAGE}            Balcor/Colonial Storage Income Fund - 85
		      (An Illinois Limited Partnership)

			Notes to Financial Statements

	thereafter. Any deferred portion of the property management fee will be paid only from distributed
	Net Cash Proceeds. As of December 31, 1995 property management fees of $1,991,890 were deferred.

	The Limited Partners received distributions equal to the 10% of Adjusted Original Capital for 1995 (distribution made in April, July and October, 1995
	and January 1996). Consequently, in February, 1996 the Partnership paid $228,837 representing the amount necessary to meet the 6% property management fee for the nine months ended December 31, 1995. In addition, the Partnership paid the General Partners $545,167 representing $477,021 of incentive management fees and $68,146 as their distributive share of Net Cash Receipts.

	In connection with the sales of the mini-warehouse facilities made to date, the General Partners may each receive a real estate commission of up to $36,975 which have been subordinated in accordance with the Partnership Agreement.

	Certain general and administrative expenses are reimbursed to affiliates of the General Partners to cover administrative requirements of the Partnership.

	Commissions, fees, and expenses paid and payable by the Partnership to affiliates for the years ended December 31, 1995, 1994 and 1993, are:

		       1995                  1994                  1993

		  Paid     Payable      Paid     Payable      Paid      Payable

Property
 management
 fees          $ 354,727    251,941    246,188    74,426     275,081    23,428
General and
 administrative
 expenses      $ 392,417     22,288    343,434    42,482     302,912    17,913
Real estate
 commissions   $   -         73,950      -        73,950       -        73,950
Incentive
 management
 fees          $   -        477,021      -         -           -         -