Form 10-Q
period 1996-03-31
BALCOR COLONIAL STORAGE INCOME FUND 85
filed 1996-05-15
CIK 763535

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   Form 10-Q

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 1996
                                                OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from            to



Commission file number:  0-14340



                   Balcor/Colonial Storage Income Fund - 85

           (Exact name of registrant as specified in its charter)


           Illinois                                   36-3338930
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)


              Balcor Plaza
    2355 Waukegan Road Suite A200
        Bannockburn, Illinois                                            60015
   (Address of principal executive                                    (Zip Code)
                offices)


Registrant's telephone number, including area code (847) 267-1600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No     .

                   Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)
                               Balance Sheets
                     March 31, 1996 and December 31, 1995

                                                              1996
                                                          (Unaudited)    1995
Assets
  Cash and cash equivalents                             $  2,630,685   3,643,915
  Accounts receivable, net of allowance for doubtful
   accounts of $20,142 at March 31, 1996 and $18,321
   at December 31, 1995                                      142,805     148,300
   Mortgage notes receivable                               1,643,021   1,649,953
   Other                                                     128,339     120,545
                                                           4,544,850   5,562,713
Mini-warehouse facilities:
   Land                                                   14,193,743  14,193,743
   Buildings                                              47,484,623  47,445,774
   Furniture, fixtures, and equipment                      1,079,909   1,060,425
                                                          62,758,275  62,699,942
   Less accumulated depreciation                          19,758,100  19,271,250
   Mini-warehouse facilities, net of accumulated
       depreciation                                       43,000,175  43,428,692
                                                        $ 47,545,025  48,991,405

Liabilities and Partners' Capital
  Accounts payable                                            29,800       1,503
  Due to affiliates                                          162,471     825,200
  Accrued real estate taxes                                  215,822     372,527
  Other accrued liabilities                                   48,932      81,290
  Security deposits                                           52,075      54,741
  Deferred income                                            333,867     296,468
  Total liabilities                                          842,967   1,631,729
Partners' capital:
  Limited Partners  (276,918 Limited Partnership
   Interests issued and outstanding)                      46,396,996  46,997,465
  General Partners                                           305,062     362,211
                                                          46,702,058  47,359,676
                                                        $ 47,545,025  48,991,405







See accompanying notes to financial statements.

                   Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)
                            Statements of Income
              For the Three Months Ended March 31, 1996 and 1995
                                 (Unaudited)



                                                             1996         1995
Income:
  Rental                                                $ 2,564,094    2,473,994
  Interest on short-term investments                         34,895       44,961
  Interest from mortgage notes receivable                    39,210       39,847
                                                          2,638,199    2,558,802
Expenses:
  Property operating                                        719,796      706,872
  Depreciation                                              486,850      492,124
  Property management fees                                  155,954       75,004
  General and administrative                                175,871      147,897
                                                          1,538,471    1,421,897
  Net income                                            $ 1,099,728    1,136,905

Limited Partners' share of net income ($3.93 and
  $4.06 per Interest for the three months ended
  March 31, 1996 and 1995, respectively)                $ 1,088,731    1,125,536
General Partners' share of net income                        10,997       11,369
                                                        $ 1,099,728    1,136,905

Distribution to Limited Partners ($6.10 and $4.94
  per Interest for the three months ended
  March 31, 1996 and 1995, respectively)                $ 1,689,200    1,367,977

Distribution to General Partners                        $    68,146        -










See accompanying notes to financial statements.

                   Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)
                          Statements of Cash Flows
              For the Three Months Ended March 31, 1996 and 1995
                                (Unaudited)

                                                             1996         1995
Operating activities:
  Net income                                           $ 1,099,728    1,136,905
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                          486,850      492,124
     Net change in:
       Net accounts receivable                               5,495       23,924
       Other assets                                         (7,794)      (6,308)
       Accounts payable                                     28,297        -
       Due to affiliates                                  (662,729)     (26,338)
       Accrued real estate taxes                          (156,705)     (94,839)
       Other accrued liabilities                           (32,358)       -
       Security deposits                                    (2,666)      (6,343)
       Deferred income                                      37,399       40,772
         Net cash provided by operating
           activities                                      795,517    1,559,897

Investing activities:
  Additions to mini-warehouse facilities, net              (58,333)     (41,200)
  Collection of principal payments on mortgage
    notes receivable                                         6,932        6,301
      Net cash used in investing activities                (51,401)     (34,899)

Financing activities:
  Distribution to Limited Partners                      (1,689,200)  (1,367,977)
  Distribution to General Partners                         (68,146)       -
    Net cash used in financing activities               (1,757,346)  (1,367,977)

Net change in cash and cash equivalents                 (1,013,230)     157,021
Cash and cash equivalents at beginning of period         3,643,915    4,014,486
Cash and cash equivalents at end of period             $ 2,630,685    4,171,507







See accompanying notes to financial statements.

                   Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)
                        Notes to Financial Statements




1)     Summary of Significant Accounting Policies

       In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the three months ended March 31, 1996, and all such adjustments are of a normal and recurring nature.


2)     Transactions With Affiliates

       The Partnership has an agreement with Colonial Storage Management 85, Inc., an affiliate of Colonial Storage 85, Inc., a General Partner, to supervise and direct the business and affairs associated with the mini-warehouse facilities for a fee of 6% of the gross revenues of the facilities. One-half of this property management fee is subordinated to receipt by the Limited Partners of a Special Distribution of 8% during the first twelve-month period after termination of the offering, 9% during the second twelve-month period, and 10% during each 12-month period thereafter. Any deferred portion of the property management fee will be paid only from distributed Net Cash Proceeds. As of March 31, 1996, property management fees of $1,991,890 were deferred.

       Fees and expenses paid and payable by the Partnership to affiliates for the quarter ended March 31, 1996 are:

                                                   Paid            Payable
Property management fees (A)                 $   361,349       $    49,546
General and administrative expenses               79,747            39,015
Incentive management fees (B)                    477,021             -
Property sales commissions (C)                       -              73,910

             (A) Includes payment of the subordinated 3% management fee since the Special Distribution of 10% was paid to Limited Partners during the twelve month period ending March 31, 1996.

             (B) Represents fees paid to the General Partners due to the receipt by Limited Partners of the Special Distribution of 10%.

             (C)    These commissions payable to the General
                    Partners have been subordinated in accordance with the Partnership Agreement.



3)     Subsequent Event

       In April 1996, the Partnership paid $1,730,738 to the Limited Partners representing the quarterly distribution for the first quarter of 1996.

                   Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)
                    MANAGEMENT'S DISCUSSION AND ANALYSIS




Balcor/Colonial Storage Income Fund - 85 (the "Partnership") is a limited partnership formed in September 1983. The principal purpose of the Partnership is to acquire, own, maintain, operate, lease, and hold for capital appreciation and current income existing mini-warehouse facilities offering storage space for business and personal use. The Partnership raised $69,229,500 through the sale of Limited Partnership Interests and utilized these proceeds to acquire
69 mini-warehouse facilities from affiliates in 1985 and 4 mini-warehouse facilities from non-affiliated entities in 1986. The Partnership sold one mini-warehouse facility in 1989, one facility in 1990 and two facilities in 1993. As of March 31, 1996 the Partnership continues to operate 69 mini-warehouse facilities.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations

Summary of Operations

Increases in rental revenues were offset by increases in administrative expenses and property management fees resulting in a decrease in net income during the first quarter of 1996 as compared to the first quarter of 1995. No material events occurred during these periods which significantly impacted the net income of the Partnership. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995

Due to an overall increase in rental rates at the Partnership's mini-warehouse facilities, rental income increased during the first quarter of 1996 as compared to the first quarter of 1995. Rental income increased significantly in the Dallas/Fort Worth, Georgia and Carolina regions (seven, six and eight percent, respectively) and decreased slightly in the East and West Texas regions (one and three percent, respectively).

Interest income from short term investments decreased during the quarter ended March 31, 1996 as compared to the same period in 1995 as a result of a decrease in amounts available for investment.

In accordance with the Partnership Agreement, the full 6% management fee was recognized for the three months ended March 31, 1996 due to the Limited Partners receipt of distributions equal to 10% of Adjusted Original Capital during the twelve month period ended March 31, 1996. The additional 3% fee was not earned during the three months ended March 31, 1995. The recognition of the additional management fee was the primary reason property management fees increased for the quarter ended March 31, 1996 as compared to the same quarter in 1995.

Higher payroll and supply expenses resulted in an increase in general and administrative expenses for the first quarter of 1996 as compared to the first quarter of 1995.

Liquidity and Capital Resources

The cash position of the Partnership decreased approximately $1,013,000 from December 31, 1995, to March 31, 1996. The Partnership's cash flow provided by operating activities of approximately $796,000 in the first quarter of 1996 was generated primarily by the operations of the mini-warehouse properties, interest income received on the Partnership's short term investments and interest income received on mortgage notes receivable, which were partially offset by administrative expenses and the payment of additional property management fees and Partnership incentive management fees for 1995, as discussed below. Cash flow of approximately $58,000 was used in investing activities to make capital improvements to the properties, which included door and roofing expenditures, and in financing activities to provide distributions to the Limited and General Partners of approximately $1,757,000.

Pursuant to the Partnership Agreement, the General Partners are entitled to 8% of Net Cash Receipts available for distribution, which is subordinated to the receipt by Limited Partners of specified distribution levels. From the inception of the offering through March 31, 1996, the General Partner's share of Net Cash Receipts totaled approximately $4,293,000 of which $545,167 was paid to the General Partners in February, 1996 ($477,021 of incentive management fees and $68,146 as its distributive share of Net Cash Receipts). The General Partners are entitled to receive subordinated amounts only from distributed Net Cash Proceeds.

The General Partners' current strategy is to continue to operate the Partnership's properties in a manner to maximize cash flow and to provide the Limited Partners with regular quarterly distributions. A further objective is to maximize the price at which the properties may ultimately be sold. Occasionally, the General Partners receive unsolicited inquiries to purchase the Partnership's properties, and currently there has been strong interest from institutional purchasers of mini-warehouse facilities. The General Partners will continue to evaluate all offers and explore other alternatives in order to achieve the objectives and maximize return to the Limited Partners.

In April 1996, the Partnership paid $1,730,738 ($6.25 per Interest) to the Limited Partners representing the quarterly distribution for the first quarter of 1996. Including the April 1996 distribution, the Partnership has distributed $194.62 per $250 Interest. The General Partners believe the cash flow generated from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future cash distributions to Limited Partners will be dependent upon the amount of cash flow generated by the Partnership's properties, as to which there can be no assurance. Quarterly distributions increased from $6.10 per Interest for the fourth quarter of 1995 to $6.25 per Interest for the first quarter of 1996 due to improved operating results at several of the Partnership's mini-warehouse facilities. The General Partners intend to retain on behalf of the Partnership cash reserves deemed adequate to meet working capital requirements as they may arise.

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

                  (27) Financial Data Schedule of the Registrant for the quarter ended March 31, 1996 is attached hereto.

             (b)  Reports on Form 8-K:

                  There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

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


Date:        May 15, 1996