Form 10-Q
period 1996-09-30
BALCOR COLONIAL STORAGE INCOME FUND 85
filed 1996-11-13
CIK 763535

FORM 10-Q
		      SECURITIES AND EXCHANGE COMMISSION
			    WASHINGTON, D.C. 20549

				   Form 10-Q

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 1996
						OR
	     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from            to



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

		   Balcor/Colonial Storage Income Fund - 85
		      (An Illinois Limited Partnership)
			       Balance Sheets
		     September 30, 1996 and December 31, 1995

							      1996
							  (Unaudited)    1995
Assets
  Cash and cash equivalents                             $  4,370,569   3,643,915
  Accounts receivable, net of allowance for doubtful
   accounts of $13,365 at September 30, 1996 and $18,321
   at December 31, 1995                                      104,146     148,300
   Mortgage notes receivable                                   -       1,649,953
   Other                                                     149,902     120,545
							   4,624,617   5,562,713
Mini-warehouse facilities:
   Land                                                   14,193,743  14,193,743
   Buildings                                              47,567,701  47,445,774
   Furniture, fixtures, and equipment                      1,105,382   1,060,425
							  62,866,826  62,699,942
   Less accumulated depreciation                          20,731,798  19,271,250
   Mini-warehouse facilities, net of accumulated
       depreciation                                       42,135,028  43,428,692
							$ 46,759,645  48,991,405

Liabilities and Partners' Capital
  Accounts payable                                               -         1,503
  Due to affiliates                                          156,498     825,200
  Accrued real estate taxes                                  424,274     372,527
  Other accrued liabilities                                   48,932      81,290
  Security deposits                                           45,276      54,741
  Deferred income                                            364,823     296,468
  Total liabilities                                        1,039,803   1,631,729
Partners' capital:
  Limited Partners  (276,918 Limited Partnership
   Interests issued and outstanding)                      45,321,841  46,997,465
  General Partners                                           398,001     362,211
							  45,719,842  47,359,676
							$ 46,759,645  48,991,405







See accompanying notes to financial statements.

		   Balcor/Colonial Storage Income Fund - 85
		      (An Illinois Limited Partnership)
			    Statements of Income
       For the Three Months and Nine Months ended September 30, 1996 and 1995
				 (Unaudited)


					 Three Months           Nine Months
				       1996        1995        1996      1995
Income:
  Rental                          $ 2,694,941   2,682,637   7,915,259  7,724,941
  Interest on short-term
   investments                         26,717      42,025      87,680    131,042
  Interest from mortgage
   notes receivable                    37,574      39,536     115,826    119,233
				    2,759,232   2,764,198   8,118,765  7,975,216
Expenses:
  Property operating                  784,051     756,785   2,220,402  2,223,861
  Depreciation                        486,849     489,271   1,460,548  1,467,812
  Property management fees             80,979      76,943     314,677    228,780
  General and administrative          178,275     166,184     544,150    481 445
				    1,530,154   1,489,183   4,539,777  4,401,898
  Net income                      $ 1,229,078   1,275,015   3,578,988  3,573,318

Limited Partners' share of net
  income ($4.39 and $4.56 per
  Interest for the three months
  ended September 30, 1996 and 1995,
  respectively, and $12.80 and
  $12.77 for the nine months ended
  September 30, 1996 and 1995,
  respectively)                   $ 1,216,787   1,262,265   3,543,198  3,537,585
General Partners' share of net
  income                               12,291      12,750      35,790     35,733
				  $ 1,229,078   1,161,398   3,578,988  3,573,318

Distributions to Limited Partners
  ($6.25 and $5.47 per Interest
  for the three months ended
  September 30, 1996 and 1995,
  respectively, and $18.60 and
  $18.05 for the nine months ended
  September 30, 1996 and 1995,
  respectively)                   $ 1,730,738   1,514,741   5,150,676  4,998,370

Distribution to General Partners  $     -           -          68,146      -










See accompanying notes to financial statements.

		   Balcor/Colonial Storage Income Fund - 85
		      (An Illinois Limited Partnership)
			  Statements of Cash Flows
	       For the Nine Months ended September 30, 1996 and 1995
				(Unaudited)

							    1996         1995
Operating activities:
  Net income                                           $ 3,578,988    3,573,318
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                        1,460,548    1,467,812
     Net change in:
       Net accounts receivable                              44,154         (703)
       Other assets                                        (29,357)     (14,829)
       Accounts payable                                     (1,503)         206
       Due to affiliates                                  (668,702)     (71,016)
       Accrued real estate taxes                            51,747      185,910
       Other accrued liabilities                           (32,358)         -
       Security deposits                                    (9,465)     (17,005)
       Deferred income                                      68,355       39,677
	 Net cash provided by operating
	   activities                                    4,462,407    5,163,370

Investing activities:
  Additions to mini-warehouse facilities, net             (166,884)    (518,252)
  Collection of principal payments on mortgage
    notes receivable                                     1,649,953       19,363
      Net cash used in investing activities              1,483,069     (498,889)

Financing activities:
  Distributions to Limited Partners                     (5,150,676)  (4,998,370)
  Distribution to General Partners                         (68,146)       -
    Net cash used in financing activities               (5,218,822)  (4,998,370)

Net change in cash and cash equivalents                    726,654     (333,889)
Cash and cash equivalents at beginning of period         3,643,915    4,014,486
Cash and cash equivalents at end of period             $ 4,370,569    3,680,597







See accompanying notes to financial statements.

		   Balcor/Colonial Storage Income Fund - 85
		      (An Illinois Limited Partnership)
			Notes to Financial Statements




1)     Summary of Significant Accounting Policies

       In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the three months and nine months ended September 30, 1996, and all such adjustments are of a normal and recurring nature.


2)     Transactions With Affiliates

       The Partnership has an agreement with Colonial Storage Management 85, Inc., an affiliate of Colonial Storage 85, Inc., a General Partner, to supervise and direct the business and affairs associated with the mini-warehouse facilities for a fee of 6% of the gross revenues of the facilities. One-half of this property management fee is subordinated to receipt by the Limited Partners of a Special Distribution of 8% during the first twelve-month period after termination of the offering, 9% during the second twelve-month period, and 10% during each 12-month period thereafter. Any deferred portion of the property management fee will be paid only from distributed Net Cash Proceeds. As of September 30, 1996, property management fees of $2,066,869 were deferred.

       Fees and expenses paid and payable by the Partnership to affiliates for the nine months ended September 30, 1996 are:

						   Paid            Payable
       Property management fees (A)          $   539,044       $    27,574
       General and administrative expenses       277,970            55,014
       Incentive management fees (B)             477,021             -
       Property sales commissions (C)                -              73,910

	     (A) Includes payment of the subordinated 3% management fee for the three months ended March 31, 1996 since the Special Distribution of 10% was paid to Limited Partners during the twelve month period ending March 31, 1996.

	     (B) Represents amounts paid to the General Partners due to the receipt by Limited Partners of the Special Distribution of 10%.

	     (C)    These commissions payable to the General
		    Partners have been subordinated in accordance with the Partnership Agreement.



3)     Subsequent Event

       In October, 1996, the Partnership paid $1,730,738 to the Limited Partners representing the quarterly distribution for the third quarter of 1996.

		   Balcor/Colonial Storage Income Fund - 85
		      (An Illinois Limited Partnership)
		    MANAGEMENT'S DISCUSSION AND ANALYSIS




Balcor/Colonial Storage Income Fund - 85 (the "Partnership") is a limited partnership formed in September 1983. The principal purpose of the Partnership is to acquire, own, maintain, operate, lease, and hold for capital appreciation and current income existing mini-warehouse facilities offering storage space for business and personal use. The Partnership raised $69,229,500 through the sale of Limited Partnership Interests and utilized these proceeds to acquire
69 mini-warehouse facilities from affiliates in 1985 and 4 mini-warehouse facilities from non-affiliated entities in 1986. The Partnership sold one mini-warehouse facility in 1989, one facility in 1990 and two facilities in 1993. As of September 30, 1996 the Partnership continues to operate 69 mini-warehouse facilities.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1995 for a more complete understanding of the Partnership's financial position.

Operations

Summary of Operations

No material events occurred during the quarter and nine months ended
September 30, 1996 and 1995 which significantly impacted the net income of the Partnership. Further discussion of the Partnership's operations is summarized below.

1996 Compared to 1995

Due to an overall increase in rental rates at the Partnership's mini-warehouse facilities, rental income increased during the quarter and nine months ended June 30, 1996 as compared to the same periods in 1995. Rental income increased slightly in the Dallas/Fort Worth, Georgia and Carolina regions (five, five and six percent, respectively) and decreased slightly in the West Texas region (two percent).

Interest income from short term investments decreased during the quarter and nine months ended September 30, 1996 as compared to the same periods in 1995 as a result of a decrease in amounts available for investment primarily due to the payment of the additional 3% property management fee and incentive management fee during the first quarter of 1996.

In accordance with the Partnership Agreement, the full 6% management fee was recognized for the three months ended March 31, 1996 due to the Limited Partners' receipt of distributions equal to 10% of Adjusted Original Capital during the twelve month period ended March 31, 1996. The additional 3% fee was not recognized during the six months ended September 30, 1996; however, this fee may be recognized depending on Partnership operations over the next six months. The recognition of the additional management fee for the three months ended March 31, 1996 was the primary reason management fees increased for the nine months ended September 30, 1996 as compared to the same period in 1995.

Higher payroll and supply expenses as well as professional fees, printing and postage costs incurred in connection with the tender offers during 1996 resulted in an increase in general and administrative expenses for the quarter and nine months ended September 30, 1996 as compared to the same periods in 1995.

Liquidity and Capital Resources

The cash position of the Partnership increased approximately $726,000 from December 31, 1995, to September 30, 1996. The Partnership's cash flow provided by operating activities of approximately $4,462,000 in the first nine months of 1996 was generated primarily by the operations of the mini-warehouse properties, interest income received on the Partnership's short term investments and on mortgage notes receivable, which were partially offset by administrative expenses and the payment of additional property management fees and Partnership incentive management fees for 1995, as discussed below. Repayment of the balance of mortgage notes receivable resulted in cash flow provided from investing activities of approximately $1,650,000. Cash flow of approximately $167,000 was used in investing activities to make capital improvements to the properties, which included door and roofing expenditures, and in financing activities to provide distributions to the Limited and General Partners of approximately $5,219,000.

In September, 1996, the Partnership received $508,364, $797,114 and $323,172 in full satisfaction of the remaining mortgage notes receivable resulting from the sale of mini-warehouse facilities in 1993, 1990 and 1989, respectively.

Pursuant to the Partnership Agreement, the General Partners are entitled to 8% of Net Cash Receipts available for distribution, which is subordinated to the receipt by Limited Partners of specified distribution levels. From the inception of the offering through September 30, 1996, the General Partners' share of Net Cash Receipts totaled approximately $4,595,000 of which $545,167 was paid to the General Partners in February, 1996 ($477,021 of incentive management fees and $68,146 as its distributive share of Net Cash Receipts). The General Partners are entitled to receive subordinated amounts only from distributed Net Cash Proceeds.

The General Partners' current strategy is to continue to operate the Partnership's properties in a manner to maximize cash flow and to provide the Limited Partners with regular quarterly distributions. A further objective is to maximize the price at which the properties may ultimately be sold. In light of improvements in the capital markets, the Partnership diseminated information on its properties to several institutional investors that own mini-warehouse facilities inviting them to submit bids by September 30, 1996. The Partnership is currently evaluating the offers it received. The General Partners will continue to evaluate all offers and explore other alternatives in order to achieve the objectives and maximize return to the Limited Partners.

In October 1996, the Partnership paid $1,730,738 ($6.25 per Interest) to the Limited Partners representing the quarterly distribution for the third quarter of 1996. Including the October 1996 distribution, the Partnership has distributed $207.12 per $250 Interest. The General Partners believe the cash flow generated from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future cash distributions to Limited Partners will be dependent upon the amount of cash flow generated by the Partnership's properties, as to which there can be no assurance. Quarterly distributions increased from $6.10 per Interest for the fourth quarter of 1995 to $6.25 per Interest for the first, second and third quarters of 1996 due to improved operating results at several of the Partnership's mini-warehouse facilities. The General Partners intend to retain on behalf of the Partnership cash reserves deemed adequate to meet working capital requirements as they may arise.

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

		  (27) Financial Data Schedule of the Registrant for the nine months ended September 30, 1996 is attached hereto.

	     (b)  Reports on Form 8-K:

		  There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

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




			     By: /s/ Jayne Kosik
				     Jayne Kosik,
				     Chief Accounting and Financial Officer
				     (Principal Accounting Officer) of Balcor
				     Storage Partners-85, a General Partner




			     By: /s/ James Pruett
				     James Pruett
				     President and Director of Colonial
				     Storage 85, Inc., a General Partner




			     By: /s/ James N. Danford
				     James N. Danford,
				     Secretary/Treasurer (Principal Financial
				     and Accounting Officer) of Colonial
				     Storage 85, Inc., a General Partner


Date:        November 12, 1996