Form 10-K
period 1996-12-31
BALCOR COLONIAL STORAGE INCOME FUND 85
filed 1997-03-31
CIK 763535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-K

(Mark One)
  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1996
                                      OR
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

The Registrant received notice of an unsolicited offer for the purchase of Limited Partnership Interests ("tender offer") in February 1997. The tender offer was made by First Trust Investors, LLC (First Trust). First Trust stated that their primary motive in making the offer was to make a profit from the purchase of the Interests. The Registrant incurred administrative costs in responding to the tender offer and may incur additional costs if additional tender offers are made in the future. The General Partners cannot predict with any certainty what the impact of any future tender offers will have on the operations or management of the Registrant.

The General Partners' current strategy is to continue to operate the Registrant's properties in a manner to maximize cash flow and to provide the Limited Partners with regular quarterly distributions. A further objective is to maximize the price at which the properties may ultimately be sold. During the second half of 1996, the Registrant solicited and eceived bids from major institutional owners of mini-warehouse facilities for a sale of all of the Registrant's assets. The General Partners have not agreed to accept any of the submitted bids. However, discussions are continuing with certain of the bidders. Limited Partner approval would be required for any sale of two-thirds or more of the Registrant's remaining assets. The General Partners cannot presently predict whether any sale of the Registrant's assets will be consummated in the foreseeable future.

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


The officers, directors, and employees of Balcor Storage Partners-85 and Colonial Storage 85, Inc., the General Partners of the Registrant, and their affiliates perform certain services for the Registrant. The Registrant currently has 52 full-time and 56 part-time employees engaged in its operations.

Item 2.        Properties

As of December 31, 1996, the Registrant owned the properties described below.

                                                Net
                                             Rentable
                         Land                   Area            No. of
                         Area                 (Square          Rentable
Location                (Acres)                 Feet)           Spaces

3233 East Highway 80
Odessa, Texas             1.3                  22,450              156

2306 North Collins Boulevard
Arlington, Texas          1.7                  26,098              248

3107 South Lake Drive
Texarkana, Texas          1.1                  19,230              152

6715 Wolflin Road
Amarillo, Texas           1.6                  21,080              217

7800 North Broadway
Oklahoma City, Oklahoma   2.4                  35,880              260

1604 Camp Lane
Albany, Georgia           1.9                  32,942              299

1005 West Cotton
Longview, Texas           2.2                  24,002              208

6046 Financial Drive
Norcross, Georgia         2.2                  34,708              285

1320 Norwood Drive
Bedford, Texas            1.8                  29,220              251

5311 Apex Highway
Durham, North Carolina    3.0                  23,000              252

218 Eisenhower Drive
Savannah, Georgia         1.5                  21,716              206

132 Slaton Highway
Lubbock, Texas            1.9                  16,840              113

2960 South Cobb Drive
Smyrna, Georgia           1.8                  28,892              255

3513 Highway 45 North
Meridian, Mississippi     2.0                  24,980              186

3194 South Campbell Avenue
Springfield, Missouri     1.7                  25,360              233

1440 North Hairston Road
Stone Mountain, Georgia   2.3                  30,117              270

3472 Hillsboro Road
Durham, North Carolina    1.9                  31,600              315

4615 West Beryl Road
Raleigh, North Carolina   1.7                  28,750              295

2826 South Clack Street
Abilene, Texas            2.4                  32,038              266

1301 South Stemmons
Lewisville, Texas         1.2                  21,900              162

2316 Highway 19 North
Meridian, Mississippi     2.3                  27,880              215

3016 South Cooper
Arlington, Texas          1.5                  24,912              193

2215 West Southwest Loop 223
Tyler, Texas              2.5                  28,301              248

2000 Country Club Drive
Carrollton, Texas         2.0                  35,379              253

2331 South Collins Boulevard
Arlington, Texas          2.0                  31,396              276

2990 Pio Nono Avenue
Macon, Georgia            1.7                  26,998              220

5513 East Lancaster
Fort Worth, Texas         1.3                  22,104              210

5121 North Street
Nacogdoches, Texas        2.0                  17,483              147

4917 California Parkway, S.E.
Fort Worth, Texas         1.7                  27,132              247

1881 Gordon Highway
Augusta, Georgia          1.6                  22,464              229

3208 East Park Row
Arlington, Texas          2.1                  35,505              319

5502 Chapel Hill Boulevard
Chapel Hill, North
Carolina                  1.7                  26,800              260

3654 West Pioneer Parkway
Arlington, Texas          2.3                  34,176              253

1311 Northwest Loop 281
Longview, Texas           2.0                  24,940              200

3125 Cherry Street North
Winston-Salem,
North Carolina            1.3                  21,500              258

1010 Holiday Hill Drive
North Midland, Texas      2.6                  42,578              354

95 Green Street
Warner Robins, Georgia    1.2                  19,940              192

2115 Silas Creek Parkway
Winston-Salem,
North Carolina            1.7                  25,350              305

3120 Knickerbocker Road
San Angelo, Texas         1.8                  19,425              151

2302 Parkview Drive
San Angelo, Texas         1.1                  19,575              180

8457 Roswell Road
Dunwoody, Georgia         3.9                  60,240              466

5717 Will Ruth Avenue
El Paso, Texas            2.0                  33,056              260

1513 Denman Street
Lufkin, Texas             1.5                  14,362              119

9303 Abercorn Extension
Savannah, Georgia         3.0                  34,080              277

1850 North Clack Street
Abilene, Texas            1.2                  17,280               99

7012 Glenwood
Raleigh, North Carolina   1.5                  25,200              192

3730 West Wendover Avenue
Greensboro,
North Carolina   bbbb     1.7                  30,600              289

2305 East Lohman Avenue
Las Cruces, New Mexico    1.3                  17,380              175

4000 I-40 East
Amarillo, Texas           1.6                  21,860              218

4701 Osborne Drive
El Paso, Texas            1.3                  18,900              173

3229 Highway 80
Mesquite, Texas           2.1                  31,120              211

1510 West 7th Street
Clovis, New Mexico        1.0                  13,640              124

914 N.E. 8th Street
Grand Prairie, Texas      1.8                  27,940              206

7469 Tara Boulevard
Jonesboro, Georgia        1.8                  29,082              221

871 North Forest
Amarillo, Texas           2.5                  23,379              200

5808 Highway 271 South
Fort Smith, Arkansas      1.1                  14,680              123

5604 Tinker Diagonal
Midwest City, Oklahoma    1.6                  27,901              278

3751 Longmire Way
Doraville, Georgia        2.1                  29,780              300

818 South Clack Street
Abilene, Texas            1.5                  16,340              165

8400 Canyon Drive
Amarillo, Texas           2.2                  17,570              157

3121 Washington Road
Augusta, Georgia          1.4                  28,138              255

4011 Midland Boulevard
Fort Smith, Arkansas      1.9                  26,580              174

4141 Snapfinger Woods Drive
Decatur, Georgia          2.7                  36,580              336

1808 Hampton Road
Texarkana, Texas          2.8                  28,621              247

4155 Milgen Road
Columbus, Georgia         1.5                  24,624              215

426 South College Drive
Wilmington,
North Carolina            2.3                  28,131              290

1412 Poinsett Highway
Greenville,
South Carolina            1.6                  19,300              200

2815 White Horse Road
Greenville,
South Carolina            2.6                  31,500              309

1515 Mt. Zion Road
Morrow, Georgia           5.0                  64,539              666

Mini-warehouse units in the above properties are rented with leases of one year or less, with no tenant occupying greater than ten percent of the property. Real estate taxes incurred in 1996 for the above properties totaled $653,221.

The Federal tax basis of the Registrant's properties totaled $40,512,784 as of December 31, 1996. For federal income tax purposes, the acquisition costs of the properties are depreciated over useful lives ranging from 18 to 19 years using ACRS methods. Other minor assets are depreciated over their applicable recovery periods.

In the opinion of the General Partners, the Registrant has provided for adequate insurance coverage for its real estate investment properties.

Item 3.    Legal Proceedings

The Registrant is not subject to any material pending legal proceedings, nor were any such proceedings terminated during the fourth quarter of 1996.


Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Limited Partners of the Registrant during 1996.

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

As of December 31, 1996, the number of record holders of Limited
Partnership Interests of the Registrant was 6,919.

Item 6.                       Selected Financial Data

                              Year Ended December 31
                       1996        1995        1994       1993        1992
Rental income   $  10,519,053  10,316,881  10,067,226  9,298,505  8,600,074
Interest income $     248,062     330,915     293,869    213,018    194,020
Net income      $   4,043,793   4,124,388   4,816,067  4,089,522  3,443,706

Net income per
Limited
Partnership
Interest        $       14.46       14.74       17.22      14.62      12.31

Taxable income  $   4,015,081   4,693,882   4,893,600  3,930,321  3,208,375

Taxable income
per Limited
Partnership
Interest        $       14.35       16.78       17.50      14.05      11.47

Cash and
cash
equivalents     $   4,187,645   3,643,915   4,014,486  2,834,883  2,427,287

Total mini-
warehouse
properties, net
of accumulated
depreciation    $  41,655,334  43,428,692  44,809,932 46,050,709 48,492,489

Total assets    $  46,089,970  48,991,405  50,764,405 51,105,762 52,366,414

Distributions to
Limited
Partners        $   6,882,762   6,601,725   5,170,064  5,305,745  4,715,919

Distributions per
Limited
Partnership
Interest        $       24.85       23.84       18.67      19.16      17.03

Properties
owned on
December 31                69          69          69         69         71

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Summary of Operations

The net income of Balcor/Colonial Storage Income Fund-85 (the Partnership") remained relatively unchanged from 1995 to 1996. Increased property management fees and Partnership incentive management fees earned by the General Partners in 1995 were the primary reasons net income decreased during 1995 as compared to 1994. No material events occurred during these periods which significantly impacted the net income of the Partnership. Further discussion of the Partnership's operations is summarized below.

Operations

1996 Compared to 1995

Due to an overall increase in rental rates at the Partnership's mini-warehouse facilities, rental income increased during 1996 as compared to 1995. Rental income increased slightly in the Dallas/Fort Worth, Georgia and Carolina regions and decreased slightly in the West Texas region.

Interest income from short term investments decreased during 1996 as compared to 1995 as a result of a decrease in amounts available for investment primarily due to the payment of the additional 3% property management fee and incentive management fees during the first quarter of 1996.

Interest income from mortgage notes receivable decreased during 1996 as compared to 1995 due to the receipt of the entire balance of the outstanding mortgage notes during 1996.

The Limited Partners received distributions equal to 10% of Adjusted Original Capital for the period April 1995 through March 1996 and for the period April 1996 through March 1997. In accordance with the Partnership Agreement, the full 6% management fee was recognized for the twelve months ended March 31, 1996 and the nine months ended December 31, 1995. The recognition of the additional management fee was the primary reason anagement fees increased for 1996 as compared to 1995.

Higher payroll and supply expenses as well as professional fees and printing and postage costs incurred in connection with the tender offers during 1996 resulted in an increase in general and administrative expenses for 1996 as compared to 1995.

1995 Compared to 1994

Due to increases in rental rates at certain of the Partnership's mini-warehouse facilities, particularly in the Georgia region of the United States, rental income increased from 1994 to 1995. This increase was partially offset by a decrease in occupancies and, correspondingly, revenues, in the West Texas region.

Interest income on short-term investments increased from 1994 to 1995 due to an increase in average cash balances available for investment as well as an increase in rates during the first half of 1996.

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


Liquidity and Capital Resources

The cash position of the Partnership increased by approximately $544,000 from December 31, 1995, to December 31, 1996 as cash generated from operations and payments received on mortgage notes receivable exceeded distributions to Limited Partners and capital expenditures. The Partnership's cash flow provided by operating activities in 1996 of approximately $6,100,000 was generated primarily by the operations of the mini-warehouse properties and interest income earned on the Partnership's short-term investments and mortgage notes receivable, which was partially offset by administrative expenses. Payment of the balance on mortgage notes receivable of approximately $1,650,000 resulted in cash flow provided from investing activities. Additionally, $256,000 was used in investing activities to make capital improvements to the properties, which included painting, roofing and paving expenditures, and in financing activities to provide distributions to the Limited and General Partners totaling approximately $6,951,000.

Accounts receivable net of the related allowance for doubtful accounts decreased from December 31, 1995 to December 31, 1996 due to the level and timing of collection efforts. The timing of collection efforts are determined by individual state law. There have been no changes in the credit terms extended to the Partnership's customers nor in the method used to allow for doubtful accounts.

In September, 1996, the Partnership received $508,364, $797,114 and $323,172 in full satisfaction of the remaining mortgage notes receivable resulting from the sale of mini-warehouse facilities in 1993, 1990 and 1 989, respectively.

Pursuant to the Partnership Agreement, the General Partners are entitled to 8% of Net Cash Receipts available for distribution, which is subordinated to the receipt by Limited Partners of specified distribution levels (see
Note 1(c) of Notes to Financial Statements for additional information).
The General Partners received $549,026 in January, 1997 ($480,398 as its incentive management fee and $68,628 as their distributive share of Net Cash Receipts). From the inception of the offering through December 31, 1996, the General Partners' share of Net Cash Receipts totaled approximately $4,838,000, $3,748,000 of which is subordinated. The General Partners are entitled to receive subordinated amounts only from distributed Net Cash Proceeds.

In January 1997, the Partnership paid $1,122,461 ($4.05 per Interest) to the Limited Partners representing the quarterly Net Cash Receipts distribution for the fourth quarter of 1996 and $1,256,265 ($4.54 per Interest) representing the distribution of Net Cash Proceeds earned from the receipt of the balance of mortgage notes; $647,105 ($2.34 per Interest) of which is considered a return of original capital. The General Partners believe the cash flow generated from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future cash distributions to Limited Partners will be dependent upon the amount of cash flow generated by the Partnership's properties, as to which there can be no assurance. Quarterly distributions per Interest remained constant at $6.25 for the first three quarters of 1996 and increased to $8.59 per Interest for the fourth quarter of 1996. Quarterly distributions increased for the fourth quarter of 1996 due to epayment of the mortgage notes receivable. Limited Partners received distributions equal to 10% of Adjusted Original Capital for 1996 (distributions paid in April, July and October 1996 and January 1997). Including the January 1997 distribution, the Partnership has distributed to Limited Partners $215.71 per Interest, of which $213.37 represents Net Cash Receipts and Net Cash Proceeds and $2.34 represents return of original capital. The General Partners intend to retain on behalf of the Partnership cash reserves adequate to meet working capital requirements as they may arise.

The General Partners' current strategy is to continue to operate the Partnership's properties in a manner to maximize cash flow and to provide the Limited Partners with regular quarterly distributions. A further objective is to maximize the price at which the properties may ultimately be sold. During the second half of 1996, the Registrant solicited and received bids from major institutional owners of mini-warehouse facilities for a sale of all of the Registrant's assets. The General Partners have not agreed to accept any of the submitted bids.

However, discussions are continuing with certain of the bidders. Limited Partner approval would be required for any sale of two-thirds or more of the Registrant's remaining assets. The General Partners cannot presently predict whether any sale of the Registrant's assets will be consummated in the foreseeable future.

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

The net effect of the differences between the financial statements and the tax information is summarized as follows:

                             December 31, 1996        December 31, 1995
                            Financial      Tax       Financial      Tax
                            Statements    Return     Statements    Return

Total assets              $ 46,089,970  52,569,595   48,991,405  55,365,771
Partners' capital
  accounts:
    General Partners      $    334,503     390,166      362,211     314,619
    Limited Partners      $ 44,118,058  51,022,418   46,997,465  53,896,444
Net income:
    General Partners      $     40,438      41,511       41,244      46,939
    Limited Partners      $  4,003,355   4,109,570    4,083,144   4,646,943
    Per Limited
      Partnership
      Interest            $      14.46       14.84        14.74       16.78



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

(b,c,
&e) The names, ages, and business experience of the executive officers and significant employees of the General Partners of the Registrant are as follows:


       Balcor Storage Partners-85

             TITLE                            OFFICERS

      Chairman, President and Chief          Thomas E. Meador
         Executive Officer
      Senior Vice President                  Alexander J. Darragh
      Senior Vice President                  James E. Mendelson
      Senior Vice President                  John K. Powell, Jr.
      Managing Director, Chief               Jayne A. Kosik
         Financial Officer, Treasurer
         and Assistant Secretary


      Thomas E. Meador (age 49) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor.
      He is a Director of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

      Alexander J. Darragh (age 42) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. He also has supervisory responsibility for Balcor's environmental matters. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.

      James E. Mendelson (age 34) joined Balcor in July 1984 and is responsible for Balcor's property sales activities. He also has supervisory responsibility for Balcor's accounting, financial, treasury, investor services and investment administration functions. From 1989 to 1995, Mr. Mendelson was Vice President - Transaction Management and Vice President - Senior Transaction Manager and had responsibility for various asset management matters relating to real estate investments made by Balcor, including negotiations for the restructuring of mortgage loan investments. Mr. Mendelson received his M.B.A. degree from the University of Chicago.

      John K. Powell Jr. (age 46) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

      Jayne A. Kosik (age 39) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.



       Colonial Storage 85, Inc.

            Name                                       Title

       James R. Pruett                 President, Vice President, Director
       James N. Danford                Secretary, Treasurer



       James R. Pruett (54) received his Bachelor of Science degree from McMurry College in Abilene, Texas, in 1965. Mr. Pruett developed the first Atlanta, Georgia, Colonial Self Storage mini-warehouse facility in 1972. Since that time, he has handled substantially all business aspects of mini-warehouse development, construction, operation, and management.
       Mr. Pruett has directed the site selection and development or acquisition of numerous locations for mini-warehouses and office warehouses. Mr. Pruett is President and a Director of Colonial Storage Management 85, Inc.("CSM-85) which manage the properties of the Registrant.

       James N. Danford (38) received his Bachelor of Business Administration degree from The University of Texas at Arlington. Mr. Danford was a senior accountant with a public accounting firm prior to joining Colonial Storage Centers in June of 1986. Mr. Danford is a Certified Public Accountant, member of the Texas Society of Certified Public Accountants, and is Chief Financial and Accounting Officer.

       The sole director of Colonial Storage 85, Inc. is not a director in any company with a class of securities registered pursuant to ection 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15 (b) of the Act or any company registered as an investment company under the Investment Company Act of 1940, but is a director of four other corporations which act as general partners of limited partnerships which have a class of securities registered pursuant to Section 12 of the Act.

(d) There is no family relationship between any of the foregoing officers or director.

(f) To the best of the Registrant's knowledge, there have been no events under any bankruptcy act, no criminal proceedings, and no judgments or injunctions material to the evaluation of the ability and integrity of any current director or executive officer of Colonial Storage 85, Inc., Colonial Storage Management 85, Inc., or any current executive officer of Balcor Storage Partners-85 during the past five years.

Item 11.    Executive Compensation

(a,b,c,
d&e) The Registrant paid $2,505 in 1996 with respect to one of the executive officers and directors of The Balcor Company. The Registrant has not paid and does not propose to pay any renumeration to the remaining executive officers and directors of the General Partners. Certain of the remaining officers receive compensation from The Balcor Company and Colonial Storage-85Inc., (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. However, the General Partners believe that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 3 of Notes to Financial Statements for the information relating to transactions with affiliates.

Item 12.    Security Ownership of Certain Beneficial Owners and Management


(a) The following entity is the sole Limited Partner which owns beneficially more than 5% of the outstanding Limited Partnership Interests of the Registrant.

                               Name and         Amount and
                              Address of        Nature of       Percent
                              Beneficial        Beneficial        of
       Title of Class           Owner           Ownership        Class
       Limited                 Public           30,317.28        10.95%
       Partnership             Storage, Inc.    Limited
       Interests               Glendale,        Partnership
                               California       Interests


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

          (27) Financial Data Schedule of the Registrant for the year ended December 31, 1996 is attached hereto.


(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1996.


(c)  Exhibits:  See Item 14 (a)(3) above.


(d) Financial Statement Schedules: See Index to Financial Statements on Page F-1 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BALCOR/COLONIAL STORAGE INCOME FUND -85

                                       By:  /s/ James N. Danford
                                       James N. Danford
                                       Secretary/Treasurer (Principal
                                       Financial and Accounting
                                       Officer) of Colonial Storage 85,
                                       Inc., a General Partner
Date:     March 31, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




        Signature                      Title                         Date


/s/ Thomas E. Meador    President and Chief Executive Officer
Thomas E. Meador        (Principal Executive Officer) of Balcor
                        Storage Partners-85, a General Partner   March 31, 1997


/s/ Jayne A. Kosik      Managing Director and Chief Accounting
Jayne A. Kosik          and Financial Officer (Principal
                        Accounting Officer) of Balcor Storage
                        Partners-85, a General Partner           March 31, 1997


/s/ James R. Pruett     President and Director of Colonial
James R. Pruett         Storage 85 Inc., a General Partner       March 31, 1997


/s/ James N. Danford    Secretary/Treasurer (Principal Financial
James N. Danford        and Accounting Officer) of Colonial
                        Storage 85, Inc., a General Partner      March 31, 1996

                        Index to Financial Statements


                                                                        Pages

Independent Auditors' Report                                             F-2

Financial Statements:

Balance Sheets as of December 31, 1996 and 1995                          F-3

Statements of Income, years ended December 31, 1996, 1995 and 1994       F-4

Statements of Partners' Capital, years ended December 31, 1996, 1995
and 1994                                                                 F-5

Statements of Cash Flows, years ended December 31, 1996, 1995 and
1994                                                                     F-6

Notes to Financial Statements                                       F-7 to F-10


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor/Colonial Storage Income Fund - 85 as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                           KPMG Peat Marwick LLP


Fort Worth, Texas
March 11, 1997

               Balcor/Colonial Storage Income Fund - 85
                  (An Illinois Limited Partnership)

                          Balance Sheets

                    December 31, 1996 and 1995

                                                         1996           1995
Assets
Cash and cash equivalents                          $  4,187,645      3,643,915
Accounts receivable, net of allowance for doubtful
  accounts of $19,068 and $18,321 in 1996 and 1995,
  respectively                                          122,698        148,300
Mortgage notes receivable (note 2)                        -          1,649,953
Other                                                   124,293        120,545
                                                      4,434,636      5,562,713
Mini-warehouse facilities:
  Land                                               14,193,743     14,193,743
  Buildings                                          47,634,567     47,445,774
  Furniture, fixtures and equipment                   1,127,156      1,060,425
                                                     62,955,466     62,699,942
  Less accumulated depreciation                      21,300,132     19,271,250
    Mini-warehouse facilities, net of accumulated
     depreciation                                    41,655,334     43,428,692
                                                   $ 46,089,970     48,991,405
Liabilities and Partners' Capital
Accounts payable                                   $      -              1,503
Due to affiliates (note 3)                              902,658        825,200
Accrued real estate taxes                               302,408        372,527
Other accrued liabilities                                48,932         81,290
Security deposits                                        43,333         54,741
Deferred income                                         340,078        296,468
  Total liabilities                                   1,637,409      1,631,729
Partners' capital (note 4)(276,918 Limited
  Partnership Interests issued and outstanding)      44,452,561     47,359,676
                                                   $ 46,089,970     48,991,405




















See accompanying notes to financial statements.

                 Balcor/Colonial Storage Income Fund - 85
                    (An Illinois Limited Partnership)

                          Statements of Income

               Years ended December 31, 1996, 1995 and 1994

                                            1996          1995          1994
Income:
   Rental                              $ 10,519,053    10,316,881    10,067,226
   Interest on short-term investments       132,236       172,464       126,665
   Interest from mortgage notes
      receivable                            115,826       158,451       167,204
                                         10,767,115    10,647,796    10,361,095
Expenses:
   Property operating                     2,832,574     2,929,624     2,759,069
   Depreciation                           2,028,882     2,003,642     1,967,052
   Property management fees (note 3)        623,983       532,242       297,186
   Incentive management fees (note 3)       480,398       477,021         -
   General and administrative (note 3)      757,485       580,879       521,721
                                          6,723,322     6,523,408     5,545,028
         Net income                    $  4,043,793     4,124,388     4,816,067

Limited Partners' share of net income
($14.46, $14.74 and $17.22 per
 Interest for 1996, 1995 and 1994,
 respectively)                         $  4,003,355     4,083,144     4,767,906
General Partners' share of net income        40,438        41,244        48,161
                                       $  4,043,793     4,124,388     4,816,067
























See accompanying notes to financial statements.

                      Balcor/Colonial Storage Income Fund - 85
                          (An Illinois Limited Partnership)

                           Statements of Partners' Capital

                    Years ended December 31, 1996, 1995 and 1994

                                    Limited          General
                                    Partners         Partners        Total

Balance at December 31, 1993      $ 49,918,204         272,806      50,191,010

Net income                           4,767,906          48,161       4,816,067

Cash distributions ($18.67 per
   Limited Partner Interest)        (5,170,064)           -         (5,170,064)

Balance at December 31, 1994        49,516,046         320,967      49,837,013

Net income                           4,083,144          41,244       4,124,388

Cash distributions ($23.84 per
   Limited Partner Interest)        (6,601,725)          -          (6,601,725)

Balance at December 31, 1995        46,997,465         362,211      47,359,676

Net income                           4,003,355          40,438       4,043,793

Cash distributions ($24.85 per
   Limited Partner Interest)        (6,882,762)          -          (6,882,762)

Cash distribution to
   General Partners                      -             (68,146)        (68,146)
Balance at December 31, 1996      $ 44,118,058         334,503      44,452,561

























See accompanying notes to financial statements.

                       Balcor/Colonial Storage Income Fund - 85
                            (An Illinois Limited Partnership)

                                 Statements of Cash Flows

                     Years ended December 31, 1996, 1995 and 1994

                                            1996         1995          1994
Operating activities:
   Net income                          $ 4,043,793     4,124,388     4,816,067
   Adjustments to reconcile net income
     to net cash provided by
     operating activities:
     Depreciation                        2,028,882     2,003,642     1,967,052
     Net change in:
        Net accounts receivable             25,602       (37,310)       17,867
        Other assets                        (3,748)       32,367        24,414
        Accounts payable                    (1,503)       (2,534)        4,037
        Due to affiliates                   77,458       634,342        75,567
        Accrued real estate taxes          (70,119)       70,519        (7,312)
        Other accrued liabilities          (32,358)       27,096        (3,170)
        Security deposits                  (11,408)      (21,746)      (54,669)
        Deferred income                     43,610        (3,340)       (1,813)
      Net cash provided by
        operating activities             6,100,209     6,827,424     6,838,040

Investing activities:
   Additions to mini-warehouse
      facilities, net                     (255,524)     (622,402)     (726,275)
   Collection of principal payments on
      mortgage notes receivable
      (note 2)                           1,649,953        26,132       237,902
      Net cash provided by (used in)
       investing activities              1,394,429      (596,270)     (488,373)

Financing activities:
   Distributions to Limited Partners    (6,882,762)   (6,601,725)   (5,170,064)
   Distribution to General Partners        (68,146)        -             -
      Net cash used in financing
       activities                       (6,950,908)   (6,601,725)   (5,170,064)
       Net change in cash and cash
         equivalents                       543,730      (370,571)    1,179,603
Cash and cash equivalents at
   beginning of year                     3,643,915     4,014,486     2,834,883
Cash and cash equivalents at
   end of year                         $ 4,187,645     3,643,915     4,014,486







See accompanying notes to financial statements

                 Balcor/Colonial Storage Income Fund - 85
                    (An Illinois Limited Partnership)

                      Notes to Financial Statements

                    December 31, 1996, 1995 and 1994

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

             The principal purpose of the Partnership is to acquire, own, maintain, operate, lease, and hold for capital appreciation and current income, existing mini-warehouse facilities offering storage space for business and personal use. The Partnership acquired sixty-nine mini-warehouse facilities from affiliates in 1985 and four mini-warehouse facilities from non-affiliated entities in 1986. The Partnership sold four mini-warehouse facilities prior to 1996. The remaining properties are located in various markets within the United States.

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

             Net Cash Proceeds from sales or refinancings will be distributed first to the Limited Partners until they have received any deficiencies in the aforementioned minimum cash distributions from operations. Distributions to the Limited Partners will then be

                     Balcor/Colonial Storage Income Fund - 85
                         (An Illinois Limited Partnership)

                           Notes to Financial Statements


             made in an amount equal to total Original Capital plus any deficiency in a cumulative distribution of 12% of Adjusted Original Capital for the period commencing approximately one year following the termination of the offering. If the receipt of any portion of the General Partners' 8% share of Net Cash Receipts from operations (approximately $3,748,000 has been deferred as of December 31, 1996) or the property management fee (note 3) has been deferred as a result of subordination, thereafter, available Net Cash Proceeds will be distributed to the General Partners to the extent of such deferred amounts. Thereafter, remaining Net Cash Proceeds will be distributed 85% to the Limited Partners and 15% to the General Partners.

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

             The Partnership adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement had no impact on the Partnership's financial position, results of operations, or liquidity.

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

             The tax bases of the Partnership's assets exceeded the amounts recorded in the Financial Statements at December 31, 1996 and 1995, by $6,479,625 and $6,374,366, respectively.

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


(2)     Mortgage Notes Receivable

        The Partnership had three notes resulting from the sale of mini-warehouse facilities in 1993, 1990 and 1989. Two notes bore interest rates of 10% per annum with monthly principal and interest payments based on a 25-year amortization schedule and final balloon payments in 1996 and 1998, respectively. The other note bore an interest rate of 8.5% per annum with monthly principal and interest payments based on a 25-year amortization schedule and a final balloon payment in 1998. In September, 1996 the notes were repaid in full in the amount of $1,628,650.

                     Balcor/Colonial Storage Income Fund - 85
                         (An Illinois Limited Partnership)

                           Notes to Financial Statements


(3)     Transactions With Affiliates

        The Partnership has an agreement with Colonial Storage Management 85, Inc., an affiliate of Colonial Storage 85, Inc., a General Partner, to supervise and direct the business and affairs associated with the mini-warehouse facilities for a fee of 6% of the gross revenues of the facilities. One-half of this property management fee is subordinated to receipt by the Limited Partners of a Special Distribution of 8% during the first twelve month period after termination of the offering, 9% during the second twelve month period and 10% during each twelve month period thereafter. Any deferred portion of the property management fee will be paid only from distributed Net Cash Proceeds.
        As of December 31, 1996 property management fees of $1,991,890 were deferred.

        The Limited Partners received distributions equal to 10% of Adjusted Original Capital for the period April 1995 through March 1996 and for the period April 1996 through March 1997. Consequently, in January 1997 and February 1996, the Partnership paid Colonial Storage Management 85, Inc. $234,057 and $228,837, respectively, representing the amount necessary to meet the 6% property management fee. For the same periods mentioned above the General Partners received $549,026 ($480,398 as incentive management fees and $68,628 as their distributive share of Net Cash Receipts) in January 1997, and $545,167 ($477,021 as incentive management fees and $68,146 as their distributive share of Net Cash Receipts) in February 1996. Incentive management fees have been accrued at December 31, 1996 and 1995, while the General Partners distributive share of Net Cash Receipts are deducted from Partners' Capital when paid.

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

                   Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)

                        Notes to Financial Statements

        Commissions, fees, and expenses paid and payable by the Partnership to affiliates for the years ended December 31, 1996, 1995 and 1994, are:


                       1996                  1995                  1994

                  Paid     Payable      Paid     Payable      Paid      Payable

Property
 management
 fees          $ 615,969   259,955     354,727    251,941    246,188    74,426
General and
 administrative
 expenses      $ 419,375    88,395     392,417     22,328    343,434    42,522
Real estate
 commissions   $   -        73,910       -         73,910       -       73,910
Incentive
 management
 fees          $ 477,021   480,398       -        477,021      -         -

(4)     Subsequent Event

        In January 1997, the Partnership paid $1,122,461 ($4.05 per Interest) to the Limited Partners representing the quarterly Net Cash Receipts distribution for the fourth quarter of 1996 and $1,256,265 ($4.54 per Interest) representing the distribution of Available Net Cash Proceeds from the receipt of the balance of mortgage notes, $647,105 ($2.34 per Interest) of which is considered a return of capital.