Form 10-Q
period 1997-03-31
BALCOR COLONIAL STORAGE INCOME FUND 85
filed 1997-05-15
CIK 763535

FORM 10-Q
		      SECURITIES AND EXCHANGE COMMISSION
			    WASHINGTON, D.C. 20549

				   Form 10-Q

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 1997
						OR
	     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from            to



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

		   Balcor/Colonial Storage Income Fund - 85
		      (An Illinois Limited Partnership)
			       Balance Sheets
		     March 31, 1997 and December 31, 1996

							      1997
							  (Unaudited)    1996
Assets
  Cash and cash equivalents                             $  2,495,586   4,187,645
  Accounts receivable, net of allowance for doubtful
   accounts of $16,751 at March 31, 1997 and $19,068
   at December 31, 1996                                      103,425     122,698
Other                                                        124,405     124,293
							   2,723,416   4,434,636
Mini-warehouse facilities:
   Land                                                   14,193,743  14,193,743
   Buildings                                              47,783,627  47,634,567
   Furniture, fixtures, and equipment                      1,127,156   1,127,156
							  63,104,526  62,955,466
   Less accumulated depreciation                          21,786,362  21,300,132
   Mini-warehouse facilities, net of accumulated
       depreciation                                       41,318,164  41,655,334
							$ 44,041,580  46,089,970

Liabilities and Partners' Capital
  Due to affiliates                                     $    242,876     902,658
  Accrued real estate taxes                                  247,649     302,408
  Other accrued liabilities                                   48,932      48,932
  Security deposits                                           40,340      43,333
  Deferred income                                            395,506     340,078
  Total liabilities                                          975,303   1,637,409
Partners' capital:
  Limited Partners  (276,918 Limited Partnership
   Interests issued and outstanding)                      42,789,791  44,118,058
  General Partners                                           276,486     334,503
							  43,066,277  44,452,561
							$ 44,041,580  46,089,970







See accompanying notes to financial statements.

		   Balcor/Colonial Storage Income Fund - 85
		      (An Illinois Limited Partnership)
			    Statements of Income
	      For the Three Months Ended March 31, 1997 and 1996
				 (Unaudited)



							     1997         1996
Income:
  Rental                                                $ 2,565,593    2,564,094
  Interest on short-term investments                         25,435       34,895
  Interest from mortgage notes receivable                     -           39,210
							  2,591,028    2,638,199
Expenses:
  Property operating                                        675,890      719,796
  Depreciation                                              486,230      486,850
  Property management fees                                  154,848      155,954
  General and administrative                                212,990      175,871
							  1,529,958    1,538,471
  Net income                                            $ 1,061,070    1,099,728

Limited Partners' share of net income ($3.79 and
  $3.93 per Interest for the three months ended
  March 31, 1997 and 1996, respectively)                $ 1,050,459    1,088,731
General Partners' share of net income                        10,611       10,997
							$ 1,061,070    1,099,728

Distribution to Limited Partners ($8.59 and $6.10
  per Interest for the three months ended
  March 31, 1997 and 1996, respectively)                $ 2,378,726    1,689,200

Distribution to General Partners                        $    68,628       68,146










See accompanying notes to financial statements.

		   Balcor/Colonial Storage Income Fund - 85
		      (An Illinois Limited Partnership)
			  Statements of Cash Flows
	      For the Three Months Ended March 31, 1997 and 1996
				(Unaudited)

							    1997         1996
Operating activities:
  Net income                                           $ 1,061,070    1,099,728
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                          486,230      486,850
     Net change in:
       Net accounts receivable                              19,273        5,495
       Other assets                                           (112)      (7,794)
       Accounts payable                                      -           28,297
       Due to affiliates                                  (659,782)    (662,729)
       Accrued real estate taxes                           (54,759)    (156,705)
       Other accrued liabilities                             -          (32,358)
       Security deposits                                    (2,993)      (2,666)
       Deferred income                                      55,428       37,399
	 Net cash provided by operating
	   activities                                      904,355      795,517

Investing activities:
  Additions to mini-warehouse facilities, net             (149,060)     (58,333)
  Collection of principal payments on mortgage
    notes receivable                                         -            6,932
      Net cash used in investing activities               (149,060)     (51,401)

Financing activities:
  Distribution to Limited Partners                      (2,378,726)  (1,689,200)
  Distribution to General Partners                         (68,628)     (68,146)
    Net cash used in financing activities               (2,447,354)  (1,757,346)

Net change in cash and cash equivalents                 (1,692,059)  (1,013,230)
Cash and cash equivalents at beginning of period         4,187,645    3,643,915
Cash and cash equivalents at end of period             $ 2,495,586    2,630,685







See accompanying notes to financial statements.

		   Balcor/Colonial Storage Income Fund - 85
		      (An Illinois Limited Partnership)
			Notes to Financial Statements




1)     Summary of Significant Accounting Policies

       In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the three months ended March 31, 1997, and all such adjustments are of a normal and recurring nature.


2)     Transactions With Affiliates

       The Partnership has an agreement with Colonial Storage Management 85, Inc., an affiliate of Colonial Storage 85, Inc., a General Partner, to supervise and direct the business and affairs associated with the mini-warehouse facilities for a fee of 6% of the gross revenues of the facilities. One-half of this property management fee is subordinated to receipt by the Limited Partners of a Special Distribution of 8% during the first twelve-month period after termination of the offering, 9% during the second twelve-month period, and 10% during each 12-month period thereafter. Any deferred portion of the property management fee will be paid only from distributed Net Cash Proceeds. As of March 31, 1997, property management fees of $1,991,890 were deferred.

       Fees and expenses paid and payable by the Partnership to affiliates for the quarter ended March 31, 1997 are:

						Paid            Payable
       Property management fees (A)       $   360,693            54,110
       General and administrative expenses     79,747           114,856
       Incentive management fees (B)          480,398             -
       Property sales commissions (C)             -              73,910

	     (A)    Includes payment of the subordinated 3% property management fee
		    since Limited Partners received distributions equal to 10% of
		    Adjusted Original Capital for the twelve month period ending
		    March 31, 1997.

	     (B) Represents fees paid to the General Partners due to the receipt by Limited Partners of the Special Distribution of 10% referred to above.

	     (C)    These commissions payable to the General
		    Partners have been subordinated in accordance with the Partnership Agreement.



3)     Subsequent Event

       In April 1997, the Partnership paid $1,583,971 to the Limited Partners representing the quarterly distribution for the first quarter of 1997.

		   Balcor/Colonial Storage Income Fund - 85
		      (An Illinois Limited Partnership)
		    MANAGEMENT'S DISCUSSION AND ANALYSIS




Balcor/Colonial Storage Income Fund - 85 (the "Partnership") is a limited partnership formed in September 1983. The principal purpose of the Partnership is to acquire, own, maintain, operate, lease, and hold for capital appreciation and current income existing mini-warehouse facilities offering storage space for business and personal use. The Partnership raised $69,229,500 through the sale of Limited Partnership Interests and utilized these proceeds to acquire 69 mini-warehouse facilities from affiliates in 1985 and 4 mini-warehouse facilities from non-affiliated entities in 1986. The Partnership sold one mini-warehouse facility in 1989, one facility in 1990 and two facilities in 1993. As of March 31, 1997 the Partnership continues to operate 69 mini-warehouse facilities.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1996 for a more complete understanding of the Partnership's financial position.

Operations

Summary of Operations

Cessation of interest income from mortgage notes receivable and a decline in interest income from short-term investments were partially offset by decreases in property operating expenses resulting in a decrease in net income during the first quarter of 1997 as compared to the first quarter of 1996. No material events occurred during these periods which significantly impacted the net income of the Partnership. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996

Rental revenues remained constant during the first quarter of 1997 as compared to the first quarter of 1996. Rental income increased slightly in the Carolina and East Texas Regions (three percent, respectively), decreased slightly in the Dallas/Fort Worth and West Texas regions (three and two percent, respectively), and remained unchanged in the Georgia region.

Interest income from short term investments decreased during the quarter ended March 31, 1997 as compared to the same period in 1996 as a result of a decrease in amounts available for investment.

The Partnership received a repayment of the mortgage notes receivable during 1996; consequently, interest income from mortgage notes receivable ceased during the quarter ended March 31, 1997.

Higher payroll and professional fees resulted in an increase in general and administrative expenses for the first quarter of 1997 as compared to the same quarter in 1996.

A reduction in maintenance and supplies expenses resulted in a decrease in property operating expenses for the quarter ended March 31, 1997 as compared to the same quarter in 1996.

Liquidity and Capital Resources

The cash position of the Partnership decreased approximately $1,692,000 from December 31, 1996, to March 31, 1997. The Partnership's cash flow provided by operating activities of approximately $904,000 in the first quarter of 1997 was generated primarily by the operations of the mini-warehouse properties and interest income received on the Partnership's short term investments, which were partially offset by administrative expenses and the payment of additional property management fees and Partnership incentive management fees for 1996, as discussed below. Cash flow of approximately $149,000 was used in investing activities to make capital improvements to the properties, which included security and roofing expenditures. In addition, cash of approximately $2,447,000 was used in financing activities to provide distributions to the Limited and General Partners.

Pursuant to the Partnership Agreement, the General Partners are entitled to 8% of Net Cash Receipts available for distribution, which is subordinated to the receipt by Limited Partners of specified distribution levels. The General Partners received $549,026 in January, 1997 ($480,398 as an incentive management fee and $68,628 as their distributive share of Net Cash Receipts). From the inception of the offering through March 31, 1997, the General Partner's share of Net Cash Receipts totaled approximately $4,963,000 of which $3,869,000 is subordinated. The General Partners are entitled to receive subordinated amounts only from distributed Net Cash Proceeds.

Accounts receivable net of the related allowance for doubtful accounts decreased from December 31, 1996 to March 31, 1997 due to the level and timing of collection efforts. The timing of collection efforts are determined by individual state law. There have been no changes in the credit terms extended to the Partnership's customers nor in the method used to allow for doubtful accounts.

The General Partners' current strategy is to continue to operate the Partnership's properties in a manner to maximize cash flow and to provide the Limited Partners with regular quarterly distributions. A further objective is to maximize the price at which the properties may ultimately be sold. During the second half of 1996, the Partnership solicited and received bids from major institutional owners of mini-warehouse facilities for a sale of all of the Partnership's assets. The General Partners have not agreed to accept any of the submitted bids. However, discussions are continuing with certain of the bidders. Limited Partner approval would be required for any sale of two-thirds or more of the Partnership's remaining assets. The General Partners cannot presently predict whether any sale of the Partnership's assets will be consummated in the foreseeable future.

In April 1997, the Partnership paid $1,583,971 ($5.72 per Interest) to the Limited Partners representing the quarterly distribution for the first quarter of 1997. Including the April 1997 distribution, the Partnership has distributed $221.43 per $250 Interest. The General Partners believe the cash flow generated from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future cash distributions to Limited Partners will be dependent upon the amount of cash flow generated by the Partnership's properties, as to which there can be no assurance. Quarterly distributions decreased for the first quarter of 1997 as compared to the fourth quarter of 1996. The decrease is due primarily to the distribution of the mortgage notes receivable proceeds in January, 1997. The General Partners intend to retain on behalf of the Partnership cash reserves deemed adequate to meet working capital requirements as they may arise.

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

		  (27) Financial Data Schedule of the Registrant for the quarter ended March 31, 1997 is attached hereto.

	     (b)  Reports on Form 8-K:

		  There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

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




			     By: /s/ Jayne A. Kosik
				     Jayne A. Kosik,
				     Managing Director and Chief Accounting
				     and Financial Officer (Principal Accounting
				     Officer) of Balcor Storage Partners-85, a
				     General Partner




			     By: /s/ James R. Pruett
				     James R. Pruett
				     President and Director of Colonial
				     Storage 85, Inc., a General Partner




			     By: /s/ James N. Danford
				     James N. Danford,
				     Secretary/Treasurer (Principal Financial
				     and Accounting Officer) of Colonial
				     Storage 85, Inc., a General Partner


Date:        May 15, 1997