Form 10-Q
period 1997-06-30
BALCOR COLONIAL STORAGE INCOME FUND 85
filed 1997-08-14
CIK 763535

FORM 10-Q
		      SECURITIES AND EXCHANGE COMMISSION
			    WASHINGTON, D.C. 20549

				   Form 10-Q

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 1997
						OR
	     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from            to



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

		   Balcor/Colonial Storage Income Fund - 85
		      (An Illinois Limited Partnership)
			       Balance Sheets
		     June 30, 1997 and December 31, 1996

							      1997
							  (Unaudited)    1996
Assets
  Cash and cash equivalents                             $  2,594,428   4,187,645
  Accounts receivable, net of allowance for doubtful
   accounts of $16,944 at June 30, 1997 and $18,321
   at December 31, 1996                                      142,743     122,698
   Other                                                     122,373     124,293
							   2,859,544   4,434,636
Mini-warehouse facilities:
   Land                                                   14,193,743  14,193,743
   Buildings                                              47,852,345  47,634,567
   Furniture, fixtures, and equipment                      1,141,608   1,127,156
							  63,187,696  62,955,466
   Less accumulated depreciation                          22,272,591  21,300,132
   Mini-warehouse facilities, net of accumulated
       depreciation                                       40,915,105  41,655,334
							$ 43,774,649  46,089,970

Liabilities and Partners' Capital
  Due to affiliates                                          283,330     902,658
  Accrued real estate taxes                                  401,308     302,408
  Other accrued liabilities                                   48,932      48,932
  Security deposits                                           38,879      43,333
  Deferred income                                            407,739     340,078
  Total liabilities                                        1,180,188   1,637,409
Partners' capital:
  Limited Partners  (276,918 Limited Partnership
   Interests issued and outstanding)                      42,306,854  44,118,058
  General Partners                                           287,607     334,503
							  42,594,461  44,452,561
							$ 43,774,649  46,089,970


















See accompanying notes to financial statements.
{page


		   Balcor/Colonial Storage Income Fund - 85
		      (An Illinois Limited Partnership)
			    Statements of Income
       For the Three Months and Six Months Ended June 30, 1997 and 1996
				 (Unaudited)


					 Three Months           Six Months
				       1997        1996        1997      1996
Income:
  Rental                          $ 2,602,413   2,656,224   5,168,006  5,220,318
  Interest on short-term
   investments                         23,403      26,068      48,838     60,963
  Interest from mortgage
   notes receivable                       -        39,042         -       78,252
				    2,625,816   2,721,334   5,216,844  5,359,533
Expenses:
  Property operating                  730,390     716,555   1,406,280  1,436,351
  Depreciation                        486,229     486,849     972,459    973,699
  Property management fees             76,982      77,744     231,830    233,698
  General and administrative          220,060     190,004     433,050    365 875
				    1,513,661   1,471,152   3,043,619  3,009,623
  Net income                      $ 1,112,155   1,250,182   2,173,225  2,349,910

Limited Partners' share of net
  income ($3.98 and $4.47 per
  Interest for the three months
  ended June 30, 1997 and 1996,
  respectively, and $7.77 and
  $8.40 for the six months ended
  June 30, 1997 and 1996,
  respectively)                   $ 1,101,033   1,237,680   2,151,493  2,326,411
General Partners' share of net
  income                               11,122      12,502      21,732     23,499
				  $ 1,112,155   1,250,182   2,173,225  2,349,910

Distributions to Limited Partners
  ($5.72 and $6.25 per Interest
  for the three months ended
  June 30, 1997 and 1996,
  respectively, and $14.31 and
  $12.35 for the six months ended
  June 30, 1997 and 1996,
  respectively)                   $ 1,583,971   1,730,738   3,962,697  3,419,938

Distribution to General Partners  $       -         -          68,628     68,146









See accompanying notes to financial statements.
{page


		   Balcor/Colonial Storage Income Fund - 85
		      (An Illinois Limited Partnership)
			  Statements of Cash Flows
	       For the Six Months Ended June 30, 1997 and 1996
				(Unaudited)

							    1997         1996
Operating activities:
  Net income                                           $ 2,173,225    2,349,910
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                          972,459      973,699
     Net change in:
       Net accounts receivable                             (20,045)      31,545
       Other assets                                          1,920       33,872
       Accounts payable                                        -         (1,503)
       Due to affiliates                                  (619,328)    (688,399)
       Accrued real estate taxes                            98,900       (6,457)
       Other accrued liabilities                               -        (32,358)
       Security deposits                                    (4,454)      (6,980)
       Deferred income                                      67,661       35,663
	 Net cash provided by operating
	   activities                                    2,670,338    2,688,992

Investing activities:
  Additions to mini-warehouse facilities, net             (232,230)     (86,144)
  Collection of principal payments on mortgage
    notes receivable                                           -         14,032
      Net cash used in investing activities               (232,230)     (72,112)

Financing activities:
  Distributions to Limited Partners                     (3,962,697)  (3,419,938)
  Distribution to General Partners                         (68,628)     (68,146)
    Net cash used in financing activities               (4,031,325)  (3,488,084)

Net change in cash and cash equivalents                 (1,593,217)    (871,204)
Cash and cash equivalents at beginning of period         4,187,645    3,643,915
Cash and cash equivalents at end of period             $ 2,594,428    2,772,711

















See accompanying notes to financial statements.

		  Balcor/Colonial Storage Income Fund - 85
		      (An Illinois Limited Partnership)
			Notes to Financial Statements




1)     Summary of Significant Accounting Policies

       In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the six months and quarter ended June 30, 1997, and all such adjustments are of a normal and recurring nature.


2)     Transactions With Affiliates

       The Partnership has an agreement with Colonial Storage Management 85, Inc., an affiliate of Colonial Storage 85, Inc., a General Partner, to supervise and direct the business and affairs associated with the mini-warehouse facilities for a fee of 6% of the gross revenues of the facilities. One-half of this property management fee is subordinated to receipt by the Limited Partners of a Special Distribution of 8% during the first twelve-month period after termination of the offering, 9% during the second twelve-month period, and 10% during each 12-month period thereafter. Any deferred portion of the property management fee will be paid only from distributed Net Cash Proceeds. As of June 30, 1997, property management fees of $2,068,872 were deferred.

       Fees and expenses paid and payable by the Partnership to affiliates for the six months ended June 30, 1997 are:

						Paid            Payable
       Property management fees (A)       $   464,140            27,645
       General and administrative expenses    185,813           181,775
       Incentive management fees (B)          480,398             -
       Property sales commissions (C)             -              73,910

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



3)     Subsequent Event

       In July 1997, the Partnership paid $1,542,433 to the Limited Partners representing the quarterly distribution for the second quarter of 1997.

		   Balcor/Colonial Storage Income Fund - 85
		      (An Illinois Limited Partnership)
		    MANAGEMENT'S DISCUSSION AND ANALYSIS




Balcor/Colonial Storage Income Fund - 85 (the "Partnership") is a limited partnership formed in September 1983. The principal purpose of the Partnership is to acquire, own, maintain, operate, lease, and hold for capital appreciation and current income existing mini-warehouse facilities offering storage space for business and personal use. The Partnership raised $69,229,500 through the sale of Limited Partnership Interests and utilized these proceeds to acquire 69 mini-warehouse facilities from affiliates in 1985 and 4 mini-warehouse facilities from non-affiliated entities in 1986. The Partnership sold one mini-warehouse facility in 1989, one facility in 1990 and two facilities in 1993. As of June 30, 1997 the Partnership continues to operate 69 mini-warehouse facilities.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1996 for a more complete understanding of the Partnership's financial position.

Operations

Summary of Operations

Cessation of interest income from mortgage notes receivable, an increase in administrative expenses, a decrease in rental revenues and a decline in interest income from short-term investments were partially offset by a decrease in property operating expenses resulting in a decrease in net income during the quarter and six months ended June 30, 1997 as compared to the same periods in 1996. No material events occurred during these periods which significantly impacted the net income of the Partnership. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996

Rental revenues decreased slightly during the second quarter of 1997 as compared to the second quarter of 1996. Rental income increased slightly in the Carolina and East Texas Regions (three and one percent, respectively), decreased slightly in the Dallas/Fort Worth and Georgia regions (two percent, respectively), and remained relatively unchanged in the Western region.

Interest income on short term investments decreased during the quarter and six months ended June 30, 1997 as compared to the same periods in 1996 as a result of a decrease in amounts available for investment.

The Partnership received a repayment of the mortgage notes receivable during 1996; consequently, interest income from mortgage notes receivable ceased during the quarter and six months ended June 30, 1997.

Higher payroll and professional fees resulted in an increase in general and administrative expenses for the quarter and six months ended June 30, 1997 as compared to the same periods in 1996.

A reduction in maintenance and supplies expenses resulted in a decrease in property operating expenses for the quarter and six months ended June 30, 1997 as compared to the same periods in 1996.

Liquidity and Capital Resources

The cash position of the Partnership decreased approximately $1,593,000 from December 31, 1996, to June 30, 1997 primarily due to distributions of Net Cash Proceeds to Limited Partners and the payment of additional property management fees and Partnership incentive management fees as discussed below. The Partnership's cash flow provided by operating activities of approximately $2,670,000 in the first half of 1997 was generated primarily by the operations of the mini-warehouse properties and interest income received on the Partnership's short term investments, which were partially offset by administrative expenses and the payment of additional property management fees and Partnership incentive management fees for 1996, as discussed below. Cash flow of approximately $232,000 was used in investing activities to make capital improvements to the properties, which included security and roofing expenditures. In addition, cash of approximately $4,031,000 was used in financing activities to provide distributions to the Limited and General Partners.

Pursuant to the Partnership Agreement, the General Partners are entitled to 8% of Net Cash Receipts available for distribution, which is subordinated to the receipt by Limited Partners of specified distribution levels. The General Partners received $549,026 in January, 1997 ($480,398 as an incentive management fee and $68,628 as their distributive share of Net Cash Receipts). From the inception of the offering through June 30, 1997, the General Partner's share of Net Cash Receipts totaled approximately $5,101,000 of which $4,007,000 is subordinated. The General Partners are entitled to receive subordinated amounts only from distributed Net Cash Proceeds.

Accounts receivable net of the related allowance for doubtful accounts increased from December 31, 1996 to June 30, 1997 due to the level and timing of collection efforts. The timing of collection efforts are determined by individual state law. There have been no changes in the credit terms extended to the Partnership's customers nor in the method used to allow for doubtful accounts.

The General Partners' current strategy is to continue to operate the Partnership's properties in a manner to maximize cash flow and to provide the Limited Partners with regular quarterly distributions. A further objective is to maximize the price at which the properties may ultimately be sold. During the second half of 1996, the Partnership solicited and received bids from major institutional owners of mini-warehouse facilities for a sale of all of the Partnership's assets. One of the General Partners has accepted an offer from Acquiport/Amsdell I Limited Partnership for all 69 properties for a sale price of $56 million. The other General Partner does not approve of the offer. It is anticipated that the offer will be presented to the Limited Partners for a vote in late summer 1997. Limited Partner approval will be required to complete any sale of two-thirds or more of the Partnership's remaining real property assets. The General Partners cannot presently predict whether any sale of the Partnership's assets will be consummated in the foreseeable future.

In July 1997, the Partnership paid $1,542,433 ($5.57 per Interest) to the Limited Partners representing the quarterly distribution for the second quarter of 1997. Including the July 1997 distribution, the Partnership has distributed $227.00 per $250 Interest. The General Partners believe the cash flow generated from property operations should enable the Partnership to continue making quarterly distributions to Limited Partners. However, the level of future cash distributions to Limited Partners will be dependent upon the amount of cash flow generated by the Partnership's properties, as to which there can be no assurance. Quarterly distributions decreased for the second quarter of 1997 as compared to the first quarter of 1997. Distributions were reduced in order to maintain cash reserves. The General Partners intend to retain on behalf of the Partnership cash reserves deemed adequate to meet working capital requirements as they may arise.

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

		  (10)  (a)  The agreement between one of the General Partners
			     and Acquiport/Amsdell I Limited Partnership to sell all 69 of the remaining real proproperty assets is incorporated herein by reference.

			(b) First Amendment to Agreement of Sale and Escrow Agreement detailing amendments to the sale agreement between one of the General Partners and Acquiport/Amsdell I Limited Partnership are attached as exhibits hereto.


		  (27) Financial Data Schedule of the Registrant for the six months ended June 30, 1997 is attached hereto.

	     (b)  Reports on Form 8-K:

		  Report on Form 8-K was filed on June 30, 1997 detailing the agreement between one of the General Partners and Acquiport/Amsdell I Limited Partnership to sell all 69 of the remaining real property assets.

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


Date:        August 14, 1997