Form 10-Q
period 1997-09-30
BALCOR COLONIAL STORAGE INCOME FUND 85
filed 1997-11-14
CIK 763535

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   Form 10-Q

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 1997
                                                OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from            to


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

                   Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)
                               Balance Sheets
                   September 30, 1997 and December 31, 1996

                                                              1997
                                                          (Unaudited)    1996
Assets
  Cash and cash equivalents                             $  2,521,430   4,187,645
  Accounts receivable, net of allowance for doubtful
   accounts of $13,980 at September 30, 1997 and $18,321
   at December 31, 1996                                      151,673     122,698
  Other                                                      126,862     124,293
                                                           2,799,965   4,434,636
  Mini-warehouse facilities:
   Land                                                   14,193,743  14,193,743
   Buildings                                              47,930,613  47,634,567
   Furniture, fixtures, and equipment                      1,153,132   1,127,156
                                                          63,277,488  62,955,466
   Less accumulated depreciation                          22,758,821  21,300,132
   Mini-warehouse facilities, net of accumulated
    depreciation                                          40,518,667  41,655,334
                                                        $ 43,318,632  46,089,970

Liabilities and Partners' Capital
  Due to affiliates                                     $    277,281     902,658
  Accrued real estate taxes                                  507,420     302,408
  Other accrued liabilities                                   49,964      48,932
  Security deposits                                           37,750      43,333
  Deferred income                                            368,042     340,078
  Total liabilities                                        1,240,457   1,637,409
Partners' capital:
  Limited Partners  (276,918 Limited Partnership
  Interests issued and outstanding)                       41,780,306  44,118,058
  General Partners                                           297,869     334,503
                                                          42,078,175  44,452,561
                                                        $ 43,318,632  46,089,970





See accompanying notes to financial statements.

                   Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)
                            Statements of Income
     For the Three Months and Nine months Ended September 30, 1997 and 1996
                                 (Unaudited)


                                         Three Months           Nine months
                                        1997       1996       1997       1996
Income:
  Rental                            $ 2,650,081  2,694,941  7,818,087  7,915,259
  Interest on short-term investments 23,372 26,717 72,210 87,680 Interest from mortgage
   notes receivable                         -       37,574       -      115,826
                                      2,673,453  2,759,232  7,890,297  8,118,765
Expenses:
  Property operating                    717,999    784,051  2,124,279  2,220,402
  Depreciation                          486,230    486,849  1,458,689  1,460,548
  Property management fees               76,674     80,979    308,504    314,677
  General and administrative            366,403    178,275    799,453    544,150
                                      1,647,306  1,530,154  4,690,925  4,539,777
  Net income                        $ 1,026,147  1,229,078  3,199,372  3,578,988

Limited Partners' share of net income
 ($3.67 and $4.39 per Interest for
 the three months ended
 September 30, 1997 and 1996,
 respectively, and $11.44 and $12.80
 for the nine months ended
 September 30, 1997  and 1996,
 respectively)                      $ 1,015,886  1,216,787  3,167,378  3,543,198
General Partners' share of net
 income                                  10,261     12,291     31,994     35,790
                                    $ 1,026,147  1,229,080  3,199,372  3,578,988

Distributions to Limited Partners
  ($5.57 and $6.25 per Interest
  for the three months ended
  September 30, 1997 and 1996,
  respectively, and $19.88 and
  $18.60 for the nine months ended
  September 30, 1997 and 1996,
  respectively)                     $ 1,542,433  1,730,738  5,505,130  5,150,676

Distribution to General
  Partners                          $       -          -       68,628     68,146


See accompanying notes to financial statements.

                   Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)
                          Statements of Cash Flows
            For the Nine months Ended September 30, 1997 and 1996
                                (Unaudited)

                                                            1997         1996
Operating activities:
  Net income                                           $ 3,199,372    3,578,988
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                        1,458,689    1,460,548
     Net change in:
       Net accounts receivable                             (28,975)      44,154
       Other assets                                         (2,569)     (29,357)
       Accounts payable                                        -         (1,503)
       Due to affiliates                                  (625,377)    (668,702)
       Accrued real estate taxes                           205,012       51,747
       Other accrued liabilities                             1,032      (32,358)
       Security deposits                                    (5,583)      (9,465)
       Deferred income                                      27,964       68,355
         Net cash provided by operating
           activities                                    4,229,565    4,462,407

Investing activities:
  Additions to mini-warehouse facilities, net             (322,022)    (166,884)
  Collection of principal payments on mortgage
    notes receivable                                           -      1,649,953
      Net cash (used in) provided by
       investing activities                               (322,022)   1,483,069

Financing activities:
  Distributions to Limited Partners                     (5,505,130)  (5,150,673
  Distribution to General Partners                         (68,628)     (68,146)
    Net cash used in financing activities               (5,573,758)  (5,218,822)

Net change in cash and cash equivalents                 (1,666,215)     726,654
Cash and cash equivalents at beginning of period         4,187,645    3,643,915
Cash and cash equivalents at end of period             $ 2,521,430    4,370,569










See accompanying notes to financial statements.

                  Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)
                        Notes to Financial Statements



1)     Summary of Significant Accounting Policies

       In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying statements for the nine months and quarter ended September 30, 1997, and all such adjustments are of a normal and recurring nature.


2)     Transactions With Affiliates

       The Partnership has an agreement with Colonial Storage Management 85, Inc., an affiliate of Colonial Storage 85, Inc., a General Partner, to supervise and direct the business and affairs associated with the mini-warehouse facilities for a fee of 6% of the gross revenues of the facilities. One-half of this property management fee is subordinated to receipt by the Limited Partners of a Special Distribution of 8% during the first twelve-month period after termination of the offering, 9% during the second twelve-month period, and 10% during each 12-month period thereafter. Any deferred portion of the property management fee will be paid only from distributed Net Cash Proceeds. As of September 30, 1997, property management fees of $2,145,546 were deferred.

       Fees and expenses paid and payable by the Partnership to affiliates for the nine months ended September 30, 1997 are:

                                                Paid            Payable
       Property management fees (A)       $   542,142            26,317
       General and administrative expenses    342,231           177,054
       Incentive management fees (B)          480,398             -
       Property sales commissions (C)             -              73,910

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

                  Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)
                        Notes to Financial Statements



3)     Sale of Mini-Warehouse Facilities

 	On September 4, 1997, the Partnership entered into an agreement to sell all of the 69 remaining mini-warehouse facilities of the Partnership to Value Storage, Ltd. for $59,750,000. For financial statement purposes, the Partnership will recognize a gain of approximately $16,300,000 to $17,000,000 if the sale is consummated. The sale must be approved by a majority of the partnership interests.

4)     Subsequent Event

       In October 1997, the Partnership paid $1,542,433 to the Limited Partners representing the quarterly distribution for the third quarter of 1997.

                  Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)
                    MANAGEMENT'S DISCUSSION AND ANALYSIS




Balcor/Colonial Storage Income Fund - 85 (the "Partnership") is a limited partnership formed in September 1983. The principal purpose of the Partnership is to acquire, own, maintain, operate, lease, and hold for capital appreciation and current income existing mini-warehouse facilities offering storage space for business and personal use. The Partnership raised $69,229,500 through the sale of Limited Partnership Interests and utilized these proceeds to acquire 69 mini-warehouse facilities from affiliates in 1985 and 4 mini-warehouse facilities from non-affiliated entities in 1986. The Partnership sold one mini-warehouse facility in 1989, one facility in 1990 and two facilities in 1993. As of September30, 1997 the Partnership continues to operate 69 mini-warehouse facilities.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1996 for a more complete understanding of the Partnership's financial position.

Operations

Summary of Operations

Cessation of interest income from mortgage notes receivable, an increase in administrative expenses and a decrease in rental revenues were partially offset by a decrease in property operating expenses resulting in a decrease in net income during the quarter and nine months ended September 30, 1997 as compared to the same periods in 1996. No material events occurred during these periods which significantly impacted the net income of the Partnership. Further discussion of the Partnership's operations is summarized below.

1997 Compared to 1996

Rental revenues and property management fees decreased slightly during the quarter and nine months ended September 30, 1997 as compared to the same periods in 1996. Rental income increased slightly in the Western region (one percent), decreased in the Carolina, Dallas/Fort Worth and Georgia regions (one, four and four percent, respectively), and remained relatively unchanged in the East Texas region.

Interest income on short term investments decreased during the quarter and nine months ended September 30, 1997 as compared to the same periods in 1996 as a result of a decrease in amounts available for investment.

The Partnership received a repayment of the mortgage notes receivable during 1996; consequently, interest income from mortgage notes receivable ceased during the quarter and nine months ended September 30, 1997.

Higher payroll and professional fees resulted in an increase in general and administrative expenses for the quarter and nine months ended September 30, 1997 as compared to the same periods in 1996.

A reduction in maintenance and supplies expenses resulted in a decrease in property operating expenses for the quarter and nine months ended September 30, 1997 as compared to the same periods in 1996.

Liquidity and Capital Resources

The cash position of the Partnership decreased approximately $1,666,000 from December 31, 1996, to September 30, 1997 primarily due to distributions of Net Cash Proceeds to Limited Partners and the payment of additional property management fees and Partnership incentive management fees as discussed below. The Partnership's cash flow provided by operating activities of approximately $4,229,000 was generated primarily by the operations of the mini-warehouse properties and interest income received on the Partnership's short term investments, which were partially offset by administrative expenses and the payment of additional property management fees and Partnership incentive management fees for 1996, as discussed below. Cash flow of approximately $322,000 was used in investing activities to make capital improvements to the properties, which included security and roofing expenditures. In addition, cash of approximately $5,573,000 was used in financing activities to provide distributions to the Limited and General Partners.

Pursuant to the Partnership Agreement, the General Partners are entitled to 8% of Net Cash Receipts available for distribution, which is subordinated to the receipt by Limited Partners of specified distribution levels. The General Partners received $549,026 in January, 1997 ($480,398 as an incentive management fee and $68,628 as their distributive share of Net Cash Receipts). From the inception of the offering through September 30, 1997, the General Partners' share of Net Cash Receipts totaled approximately $5,235,000 of which $4,141,000 is subordinated. The General Partners are entitled to receive subordinated amounts only from distributed Net Cash Proceeds.

Accounts receivable net of the related allowance for doubtful accounts increased from December 31, 1996 to September 30, 1997 due to the level and timing of collection efforts. The timing of collection efforts are determined by individual state law. There have been no changes in the credit terms extended to the Partnership's customers nor in the method used to allow for doubtful accounts.

In October 1997, the Partnership paid $1,542,433 ($5.57 per Interest) to the Limited Partners representing the quarterly distribution for the third quarter of 1997. Quarterly distributions remained stable for the third quarter of 1997 as compared to the second quarter of 1997. The General Partners intend to retain on behalf of the Partnership cash reserves deemed adequate to meet working capital requirements as they may arise. Including the October 1997 distribution, the Partnership has distributed $232.57 per $250 Interest.

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

During the second half of 1996 and the first half of 1997, the Partnership solicited and received bids from major institutional owners of mini-warehouse facilities for a sale of all of the Partnership's properties. The General Partners have accepted an offer from Value Storage, Ltd. for all 69 mini-warehouse facilities for a sale price of $59.75 million. The offer was presented to the Limited Partners for a vote by a consent solicitation dated November 4, 1997. A majority of the Limited Partners will be required to approve any sale of two-thirds or more of the Partnership's remaining real property assets. The General Partners cannot presently predict whether any sale of the Partnership's assets will be consummated in the foreseeable future.

If Limited Partners approve the proposed sale of all of the Partnership's properties and the transaction is consummated, an initial distribution of at least $208 per Interest is expected to be made no later than 30 days after the sale of the properties is completed. In addition, the Partnership intends to establish a reserve for future contingencies of approximately $1.99 to $2.71 per Interest. In the absence of any such contingencies arising, the reserves would be paid to Limited Partners, in one or more subsequent distributions. In the event the proposed sale is rejected by the Limited Partners, the general partners of Balcor Storage Partners-85 ("BSP"), a General Partner, have agreed to transfer ownership of BSP to affiliates of Colonial Storage 85, Inc., the other General Partner. In such event, the Colonial General Partners' strategy would be to continue to operate the Partnership's properties in a manner to maximize cash flow and to provide the Limited Partners with regular quarterly distributions, as well as to maximize the price at which the properties might ultimately be sold.

                   Balcor/Colonial Storage Income Fund - 85
                      (An Illinois Limited Partnership)

                         Part II - Other Information




Item 6.       Exhibits and Reports on Form 8-K

              (a)  Exhibits:

                   (3) Second Amendment to Agreement of Sale detailing amendments to the sale agreement between the General Partners and Value Storage, Ltd. are attached as exhibits hereto.
                   (4)   Form of Subscription Agreement previously filed as
                         Exhibit 4.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-11 dated May 14, 1985 and to the Registrant's Registration Statement on Form S-11 dated January 29, 1985 (Registration No. 2-95752, and No. 33-2977, respectively) and Form of Confirmation regarding Interests in the Registrant set forth as
                         Exhibit 4.2 to the Registrant's Report on Form 10-Q for the quarter ended September 30, 1992 (Commission File No. 0-14340) are incorporated herein by reference.

                   (27) Financial Data Schedule of the Registrant for the nine months ended September 30, 1997 is attached hereto.

              (b)  Reports on Form 8-K:

                   Report on Form 8-K was filed on September 19, 1997 detailing the agreement between The Partnership and Value Storage, Ltd. to sell all 69 of the remaining properties.

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


Date:        November 12, 1997