Form 10-K
period 1997-12-31
BALCOR COLONIAL STORAGE INCOME FUND 85
filed 1998-04-15
CIK 763535

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   FORM 10-K

(Mark One)
  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1997
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

PART I



Item 1.      Business

Balcor/Colonial Storage Income Fund - 85 (the "Registrant") is a limited partnership formed in September 1983 under the laws of the State of Illinois, which raised $69,229,500 from sales of Limited Partnership Interests. From inception through December 1997, the Registrant's operations consisted exclusively of investment in and operation of income-producing mini-warehouse facilities, and all financial information included in this report relates to that industry segment.

The principal purpose of the Registrant is to acquire, own, maintain, operate and lease for capital appreciation and current income, mini-warehouse facilities offering storage space for business and personal use. The Registrant utilized the net offering proceeds to acquire from affiliates of one of the General Partners sixty-nine mini-warehouse facilities in 1985. Additionally, the Registrant acquired from non-affiliated entities four mini-warehouse facilities in 1986. The Registrant sold one mini-warehouse facility each in 1989 and 1990, two facilities in 1993 and the remaining 69 facilities in December 1997.

The Partnership Agreement provides that the proceeds of any sale, financing, or refinancing of a facility will not be reinvested in new acquisitions, except that net proceeds may be used to purchase or finance improvements or additions to the Registrant's facilities.

The General Partners' current strategy is to liquidate the Registrant in the latter part of 1998. In December, 1997 a majority of the Limited Partners approved an offer from Value Storage, Ltd. to purchase all 69 of the remaining mini-warehouse facilities for a purchase price of $59,000,000.
The purchaser received a credit of $355,000 against the purchase price for certain repairs, environmental and title issues at some of the facilities. The closing occurred on December 22, 1997. See "Item 7. Management's Discussion and Analysis of Financial Condition and Result of Operations-Liquidity and Capital Resources" for further information.

The officers, directors, and employees of Balcor Storage Partners-85 and Colonial Storage 85, Inc., the General Partners of the Registrant, and their affiliates perform certain services for the Registrant. The Registrant currently has no part-time employees engaged in its operations.

The Registrant no longer has an ownership interest in any real estate. The General Partner is not aware of any material potential liability relating to environmental issues or conditions affecting real estate formerly owned by the Registrant.

Item 2.        Properties

As of December 31, 1997, the Registrant did not own any properties.

In the opinion of the General Partners, the Registrant has obtained adequate insurance coverage.

Item 3.    Legal Proceedings

The Registrant is not subject to any material pending legal proceedings, nor were any such proceedings terminated during the fourth quarter of 1997.


Item 4.    Submission of Matters to a Vote of Security Holders

In November 1997 the General Partners mailed to Limited Partners a consent solicitation relating to a special proposal from Value Storage, Ltd. for the sale of all of the remaining mini-warehouse facilities owned by the Registrant. The consent solicitation was made pursuant to Regulation 14A under the Securities Exchange Act of 1934. No meeting of the Limited Partners was held. Ballots were to be tabulated on or about November 21, 1997, subject to the right of the General Partners to extend such date. The General Partners exercised such option to extend the date and ballots were tabulated on December 5, 1997. The number of Limited Partnership Interests that voted in favor of the proposal was 141,100.4104 (50.953%) and the number of Limited Partner Interests that voted against the proposal was 7,385.403 (2.667%). Therefore, the proposal for the sale of the facilities was approved.

PART II


Item 5.    Market for Registrant's Common Equity and Related Stockholder
Matters

There has not been an established public market for Limited Partnership Interests, and it is not anticipated that one will develop. For information regarding previous distributions, see the Statements of Partners' Capital, page F-5, and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

As of December 31, 1997, the number of record holders of Limited
Partnership Interests of the Registrant was 6,571.

Item 6.                       Selected Financial Data

                                        Year Ended December 31
                      1997        1996        1995        1994       1993
Rental income   $  10,122,384  10,519,053  10,316,881  10,067,226  9,298,505
Interest income $     159,769     248,062     330,915     293,869    213,018
Net income      $  20,372,717   4,043,793   4,124,388   4,816,067  4,089,522

Net income per
basic and
diluted Limited
Partnership
Interest        $       74.43       14.46       14.74       17.22      14.62

Taxable income  $  21,148,471   4,015,081   4,693,882   4,893,600  3,930,321

Taxable income
per Limited
Partnership
Interest        $       75.61       14.35       16.78       17.50      14.05

Cash and
cash
equivalents     $  57,910,106   4,187,645   3,643,915   4,014,486  2,834,883

Total mini-
warehouse
properties, net
of accumulated
depreciation    $       -      41,655,334  43,428,692  44,809,932 46,050,709

Total assets    $  58,123,651  46,089,970  48,991,405  50,764,405 51,105,762

Distributions to
Limited
Partners        $   7,047,562   6,882,762   6,601,725   5,170,064  5,305,745

Distributions
per Limited
Partnership
Interest        $       25.45       24.85       23.84       18.67      19.16

Properties
owned on
December 31                 -          69          69          69         69

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operations

Summary of Operations

The net income of Balcor/Colonial Storage Income Fund-85 (the "Partnership") increased significantly from 1996 to 1997 primarily due to the recognition of the gain on the sale of the remaining mini-warehouse facilities. All of the Partnership's 69 remaining mini-warehouse facilities were sold in December 1997. Net income remained relatively unchanged from 1996 as compared to 1995. Except for the aforementioned sale of the facilities, no other material events occurred during these periods which significantly impacted the net income of the Partnership. Further discussion of the Partnership's operations is summarized below.


1997 Compared to 1996

Due to an overall decrease in occupancy at the Partnership's mini-warehouse facilities as well as the sale of the facilities on December 22, 1997, rental income and property management fees decreased during 1997 as compared to 1996. Rental income increased slightly in the West Texas region, decreased in the Carolina, Dallas/Fort Worth and Georgia regions and remained relatively unchanged in the East Texas region.

Interest income on short-term investments increased in 1997 as compared to 1996 due to an increase in amounts available for investment primarily due to proceeds received in connection with the December 1997 sale of the remaining mini-warehouse facilities.

Interest from mortgage notes receivable ceased in 1996 due to the receipt of the repayment of the remaining mortgage note balances in that year.

Incentive management fees decreased for 1997 when compared to 1996 due to Balcor Storage Partners-85's election to forego receipt of their portion of incentive management fees earned during 1997.

General and administrative expenses increased for 1997 when compared to 1996 due an increase in the allowance for uncollected receivables. The Partnership is entitled to its portion of unpaid rents collected in the first 90 days after the sale date. Uncollected receivables after the ninety day period were charged to bad debts.

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

Interest income from mortgage notes receivable decreased during 1996 as compared to 1995 due to the repayment of the outstanding mortgage notes during 1996.

The Limited Partners received distributions equal to 10% of Adjusted Original Capital for the periods April 1995 through March 1996 and April 1996 through March 1997. In accordance with the Partnership Agreement, the full 6% management fee was recognized for the twelve months ended March 31, 1997 and 1996. The recognition of the additional management fee was the primary reason property management fees increased for 1996 as compared to 1995.

Higher payroll and supply expenses as well as professional fees and printing and postage costs incurred in connection with the tender offers during 1996 resulted in an increase in general and administrative expenses for 1996 as compared to 1995.


Liquidity and Capital Resources

The cash position of the Partnership increased by approximately $53,722,000 from December 31, 1996 to December 31, 1997 primarily from cash generated from the sale of the Partnership's remaining mini-warehouse facilities. The Partnership's cash flow provided from operating activities in 1997 of approximately $4,671,000 was generated primarily by the operations of the mini-warehouse properties and interest income earned on the Partnership's short-term investments, which was partially offset by administrative expenses. The Partnership received cash of approximately $56,168,000 from its investing activities consisting of the net proceeds received from the sale of the remaining 69 mini-warehouse facilities, which was partially offset by capital improvements made to the properties, which included painting, roofing and paving expenditures of approximately $496,000. Financing activities consisted of the payment of distributions to the Limited and General Partners totaling approximately $7,116,000.

Accounts receivable net of the related allowance for doubtful accounts increased from December 31, 1996 to December 31, 1997 due primarily to the level and timing of collection efforts. The timing of collection efforts are determined by individual state law. There have been no changes in the credit terms extended to the Partnership's customers nor in the method used to allow for doubtful accounts.

The Partnership sold all 69 of its remaining mini-warehouse facilities on December 22, 1997 in an all cash sale for $59,000,000. The purchaser received a credit of $355,000 against the purchase price for certain repairs, environmental and title issues at some of the facilities. From the proceeds of the sale the Partnership paid selling costs of $1,981,364.

Pursuant to the Partnership Agreement, the General Partners are entitled to 8% of Net Cash Receipts available for distribution, which is subordinated to the receipt by Limited Partners of specified distribution levels (see Note 1(c) of Notes to Financial Statements for additional information). Colonial Storage-85, Inc., a General Partner, received $227,110 in January, 1998 ($198,721 as its incentive management fee and $28,389 as its distributive share of Net Cash Receipts). Balcor Storage Partners-85 elected to forego its share of the January 1998 distribution (a total of $227,110 of which $198,721 was incentive management fees and $28,389 was their distributive share of Net Cash Receipts). The General Partners received $549,026 in January, 1997 ($480,398 as their incentive management fee and $68,628 as their distributive share of Net Cash Receipts). From inception of the offering through December 31, 1997, the General Partners' share of Net Cash Receipts, which had not been deferred, totaled approximately $1,321,000 of which $227,110 was paid in 1998. The General Partners are not entitled to receive any further amounts pursuant to the Partnership Agreement.

In January 1998, the Partnership paid $56,768,190 ($205 per Interest) to the Limited Partners representing the quarterly Net Cash Receipts distribution for the fourth quarter of 1997 and available Net Cash Proceeds from the sale of the mini-warehouse facilities. Limited Partners received distributions equal to 10% of Adjusted Original Capital for 1997 (distributions paid in April, July and October 1997 and January 1998). Including the January 1998 distribution, the Partnership has distributed to Limited Partners $437.57 per Interest, of which $231.75 represents Net Cash Receipts and $205.82 represents Net Cash Proceeds.

The General Partners' current strategy is to liquidate the Partnership in the latter part of 1998. No further distributions are anticipated to be made prior to the termination of the Partnership. After paying final partnership expenses, any remaining cash reserves will be distributed to Limited Partners.

Item 8.     Financial Statements and Supplementary Data

See Index to Financial Statements on Page F-1 of this Form 10-K.

The supplemental financial information specified by Item 302 of Regulation S-K is not applicable.

The net effect of the differences between the financial statements and the tax information is summarized as follows:

                                December 31, 1997       December 31, 1996
                              Financial      Tax      Financial      Tax
                              Statements    Return    Statements    Return

Total assets                $ 58,123,651  65,836,901  46,089,970  52,569,595
Partners' capital accounts:
    General Partners        $     28,389     658,322     334,503     390,166
    Limited Partners        $ 57,680,699  64,786,877  44,118,058  51,022,418
Net (loss) income:
    General Partners        $   (237,486)    211,485      40,438      41,511
    Limited Partners        $ 20,610,203  20,936,986   4,003,355   4,109,570
    Per Limited Partnership
      Interest              $      74.43       75.61       14.46       14.84



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

(b,c,
&e) The names, ages, and business experience of the executive officers and significant employees of the General Partners of the Registrant are as follows:


       Balcor Storage Partners-85

	            TITLE                            OFFICERS

	Chairman, President and Chief	     	Thomas E. Meador
	   Executive Officer
	Senior Vice President	     	Alexander J. Darragh
	Senior Vice President	     	John K. Powell, Jr.
	Senior Managing Director, Chief   	Jayne A. Kosik
	   Financial Officer, Treasurer
	   and Assistant Secretary


	Thomas E. Meador (age 50) joined Balcor in July 1979. He is Chairman, President and Chief Executive Officer and has responsibility for all ongoing day-to-day activities at Balcor. He is a member of the board of directors of The Balcor Company. He is also Senior Vice President of American Express Company and is responsible for its real estate operations worldwide. Prior to joining Balcor, Mr. Meador was employed at the Harris Trust and Savings Bank in the commercial real estate division where he was involved in various lending activities. Mr. Meador received his M.B.A. degree from the Indiana University Graduate School of Business.

       Alexander J. Darragh (age 43) joined Balcor in September 1988 and is responsible for due diligence analysis and real estate advisory services for Balcor and American Express Company. Mr. Darragh received masters' degrees in Urban Geography from Queen's University and in Urban Planning from Northwestern University.


	John K. Powell Jr. (age 47) joined Balcor in September 1985 and is responsible for portfolio and asset management matters relating to Balcor's partnerships. Mr. Powell also has supervisory responsibility for Balcor's risk management function. He is a member of the board of directors of The Balcor Company. He received a Master of Planning degree from the University of Virginia. Mr. Powell has been designated a Certified Real Estate Financier by the National Society for Real Estate Finance and is a full member of the Urban Land Institute.

	Jayne A. Kosik (age 40) joined Balcor in August 1982 and, as Chief Financial Officer, is responsible for Balcor's financial, human resources and treasury functions. From June 1989 until October 1996, Ms. Kosik had supervisory responsibility for accounting functions relating to Balcor's public and private partnerships. She is also Treasurer and a Senior Managing Director of The Balcor Company. Ms. Kosik is a Certified Public Accountant.



       Colonial Storage 85, Inc.

            Name                                   Title

       James R. Pruett                 President, Vice President,
                                       Secretary, Treasurer, Director



       James R. Pruett (55) received his Bachelor of Science degree from McMurry College in Abilene, Texas, in 1965. Mr. Pruett developed the first Atlanta, Georgia, Colonial Self Storage mini-warehouse facility in 1972. Since that time, he has handled substantially all business aspects of mini-warehouse development, construction, operation, and management. Mr. Pruett has directed the site selection and development or acquisition of numerous locations for mini-warehouses and office warehouses. Mr. Pruett is President and a Director of Colonial Storage Management 85, Inc. ("CSM-85") which manage the properties of the Registrant.


       The sole director of Colonial Storage 85, Inc. is not a director in any company, or a director of any corporation which acts as a General Partner of a limited partnership with a class of securities Registered pursuant to Section 12 of the Securities Exchange Act of 1934 ("the Act") or subject to the requirements of Section 15 (b) of the Act or any company registered as an investment company under the Investment Company Act of 1940 ("the Investment Act").

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

Item 11.    Executive Compensation

(a,b,c,
d&e)	The Registrant paid $2,591 in 1997 with respect to one of the executive officers and directors of The Balcor Company. Certain of the remaining officers receive compensation from The Balcor Company and Colonial Storage-85, Inc., (but not from the Registrant) for services performed for various affiliated entities, which may include services performed for the Registrant. The Registrant has not paid and does not propose to pay any remuneration to the remaining executive officers and directors of the General Partners. However, the General Partners believe that any such compensation attributable to services performed for the Registrant is immaterial to the Registrant. See Note 3 of Notes to Financial Statements for the information relating to transactions with affiliates.

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


       Relatives and affiliates of the officers or director of the General Partners do not own any additional Interests in the Registrant.

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

            (10)        (a)     Agreement of sale by and between Value Storage,
                                Ltd., and Balcor/Colonial Storage Income
                                Fund-85, dated as of September 4, 1997, and First Amendment to Agreement of Sale dated as of September 17, 1997, previously filed as Exhibits 2.1 and 2.2 respectively to the Registrant's Form 8-K dated September 4, 1997
                                (Commission File No. 0-14340) are incorporated herein by reference.

                        (b) Second Amendment to Agreement of Sale by and between Value Storage, Ltd. and Balcor/colonial Storage Income Fund-85, dated as of October 28, 1997, previously filed as Exhibit 3 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1997 (Commission File No. 0-14340) is incorporated herein by reference.

                        (c) Third Amendment to Agreement of Sale by and between Value Storage, Ltd. and Balcor/Colonial Storage Income Fund-85, dated as of December 5, 1997 is attached hereto.

     (22) Letter to Limited Partners dated December 10, 1997 is attached hereto.

     (27) Financial Data Schedule of the Registrant for the year ended December 31, 1997 is attached hereto.


(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1997.


(c)  Exhibits:  See Item 14 (a)(3) above.


(d) Financial Statement Schedules: See Index to Financial Statements on Page F-1 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BALCOR/COLONIAL STORAGE INCOME FUND -85

                                     By:  /s/ James R. Pruett
                                              James R. Pruett
                                              Secretary/Treasurer (Principal
Financial and Accounting
Officer) of Colonial Storage
85,Inc., a General Partner
Date:     April 15, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                    Title                        Date


/s/ Thomas E. Meador  President and Chief Executive Officer
Thomas E. Meador      (Principal Executive Officer) of Balcor
                      Storage Partners-85, a General Partner  April 15, 1998


/s/ Jayne A. Kosik    Senior Managing Director and Chief
Jayne A. Kosik        Accounting and Financial Officer
                      (Principal Accounting Officer) of
                      Balcor Storage Partners-85, a General
                      Partner                                 April 15, 1998


/s/ James R. Pruett   President, Secretary/Treasurer and
James R. Pruett       Director of Colonial Storage 85 Inc.,
                      a General Partner                       April 15, 1998

Index to Financial Statements


                                                                       Pages

Independent Auditors' Report                                             F-2

Financial Statements:

Balance Sheets as of December 31, 1997 and 1996                          F-3

Statements of Income, years ended December 31, 1997, 1996 and 1995       F-4

Statements of Partners' Capital, years ended December 31, 1997, 1996
and 1995                                                                 F-5

Statements of Cash Flows, years ended December 31, 1997, 1996
and 1995                                                                 F-6

Notes to Financial Statements                                    F-7 to F-12


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Balcor/Colonial Storage Income Fund - 85 as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                              KPMG Peat Marwick LLP


Fort Worth, Texas
April 3, 1998

                     Balcor/Colonial Storage Income Fund - 85
                         (An Illinois Limited Partnership)

                                  Balance Sheets

                            December 31, 1997 and 1996

                                                1997 (note 4)       1996
Assets
Cash and cash equivalents                        $ 57,910,106    4,187,645
Accounts receivable, net of allowance
  for doubtful accounts of $142,219
  and $19,068 in 1997 and 1996, respectively          145,351      122,698
Other                                                  68,194      124,293
                                                   58,123,651    4,434,636
Mini-warehouse facilities:
  Land                                                  -       14,193,743
  Buildings                                             -       47,634,567
  Furniture, fixtures and equipment                     -        1,127,156
                                                        -       62,955,466
  Less accumulated depreciation                         -       21,300,132
    Mini-warehouse facilities, net of
    accumulated depreciation                            -       41,655,334
                                                 $ 58,123,651   46,089,970
Liabilities and Partners' Capital
Accounts payable                                 $     99,880        -
Due to affiliates, net (note 3)                       314,683      902,658
Accrued real estate taxes                               -          302,408
Other accrued liabilities                               -           48,932
Security deposits                                       -           43,333
Deferred income                                         -          340,078
  Total liabilities                                   414,563    1,637,409
Partners' capital (276,918 Limited
  Partnership Interests issued and
  outstanding) (note 5)                            57,709,088   44,452,561
                                                 $ 58,123,651   46,089,970












See accompanying notes to financial statements.

                     Balcor/Colonial Storage Income Fund - 85
                         (An Illinois Limited Partnership)

                               Statements of Income

                   Years ended December 31, 1997, 1996 and 1995

                                          1997         1996         1995
Income:
   Rental                            $ 10,122,384   10,519,053   10,316,881
   Interest on short-term
      investments                         159,769      132,236      172,464
   Interest from mortgage notes
      receivable                            -          115,826      158,451
                                       10,282,153   10,767,115   10,647,796
Expenses:
   Property operating                   2,723,157    2,832,574    2,929,624
   Depreciation                         2,006,297    2,028,882    2,003,642
   Property management
      fees (note 3)                       601,950      623,983      532,242
   Incentive management
      fees (note 3)                       198,721      480,398      477,021
   General and
      administrative (note 3)             897,921      757,485      580,879
                                        6,428,046    6,723,322    6,523,408
         Net operating income           3,854,107    4,043,793    4,124,388

Gain on sale of mini-warehouse
   facilities (note 4)                 16,518,610        -            -

         Net income                  $ 20,372,717    4,043,793    4,124,388

Limited Partners' share of net income
($74.43, $14.46 and $14.74 per basic
 and diluted Interest for 1997, 1996
 and 1995, respectively)             $ 20,610,203    4,003,355    4,083,144
General Partners' share of
 net (loss) income                       (237,486)      40,438       41,244
                                     $ 20,372,717    4,043,793    4,124,388











See accompanying notes to financial statements.

                     Balcor/Colonial Storage Income Fund - 85
                         (An Illinois Limited Partnership)

                          Statements of Partners' Capital

                   Years ended December 31, 1997, 1996 and 1995

                                         Limited     General
                                         Partners    Partners      Total

Balance at December 31, 1994         $ 49,516,046     320,967    49,837,013

Net income                              4,083,144      41,244     4,124,388

Cash distributions ($23.84 per
   Limited Partner Interest)           (6,601,725)      -        (6,601,725)

Balance at December 31, 1995           46,997,465     362,211    47,359,676

Net income                              4,003,355      40,438     4,043,793

Cash distributions ($24.85 per
   Limited Partner Interest)           (6,882,762)      -        (6,882,762)

Cash distributions to
   General Partners                         -         (68,146)      (68,146)

Balance at December 31, 1996           44,118,058     334,503    44,452,561

Net income (loss) (note 1(b))          20,610,203    (237,486)   20,372,717

Cash distributions ($25.45 per
   Limited Partner Interest)           (7,047,562)      -        (7,047,562)

Cash distributions to
   General Partners                         -         (68,628)      (68,628)

Balance at December 31, 1997         $ 57,680,699      28,389    57,709,088












See accompanying notes to financial statements.

                     Balcor/Colonial Storage Income Fund - 85
                         (An Illinois Limited Partnership)
                             Statements of Cash Flows

                   Years ended December 31, 1997, 1996 and 1995

                                           1997        1996        1995
Operating activities:
   Net income                         $ 20,372,717   4,043,793   4,124,388
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation                        2,006,297   2,028,882   2,003,642
     Gain on sale of mini-warehouse
        facilities (note 4)            (16,518,610)      -           -
     Net change in:
        Net accounts receivable            (22,653)     25,602     (37,310)
        Other assets                        56,099      (3,748)     32,367
        Accounts payable                    99,880      (1,503)     (2,534)
        Due to affiliates                 (587,975)     77,458     634,342
        Accrued real estate taxes         (302,408)    (70,119)     70,519
        Other accrued liabilities          (48,932)    (32,358)     27,096
        Security deposits                  (43,333)    (11,408)    (21,746)
        Deferred income                   (340,078)     43,610      (3,340)
     Net cash provided by
        operating activities             4,671,004   6,100,209   6,827,424
Investing activities:
   Proceeds from sale of mini-
      warehouse facilities (note 4)     58,645,000       -           -
   Closing costs related to sale of
      mini-warehouse
      facilities (note 4)               (1,981,364)      -           -
   Additions to mini-warehouse
      facilities, net                     (495,989)   (255,524)   (622,402)
   Collection of principal payments
      on mortgage notes
      receivable (note 2)                    -       1,649,953      26,132
      Net cash provided by (used in)
       investing activities             56,167,647   1,394,429    (596,270)
Financing activities:
   Distributions to Limited Partners    (7,047,562) (6,882,762) (6,601,725)
   Distribution to General Partners        (68,628)    (68,146)      -
      Net cash used in financing
       activities                       (7,116,190) (6,950,908) (6,601,725)
Net change in cash and cash
   equivalents                          53,722,461     543,730    (370,571)
Cash and cash equivalents at
   beginning of year                     4,187,645   3,643,915   4,014,486
Cash and cash equivalents at
   end of year                        $ 57,910,106   4,187,645   3,643,915
See accompanying notes to financial statements.

                     Balcor/Colonial Storage Income Fund - 85
                         (An Illinois Limited Partnership)

                          Notes to Financial Statements

                        December 31, 1997, 1996 and 1995

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

                The principal purpose of the Partnership is to acquire, own, maintain, operate, lease, and hold for capital appreciation and current income, existing mini-warehouse facilities offering storage space for business and personal use. The Partnership acquired sixty-nine mini-warehouse facilities from affiliates in 1985 and four mini-warehouse facilities from non-affiliated entities in 1986. The Partnership sold four mini-warehouse facilities prior to 1997. The remaining 69 properties were sold on December 22, 1997 (note 4).

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

                For financial statement purposes, in previous years partners were allocated income and loss in accordance with the profit and loss percentages in the Partnership Agreement. In order for the capital accounts of the General Partners and Limited Partners to appropriately reflect their respective remaining economic interests as provided for in the Partnership Agreement, the Limited Partners were allocated additional income in 1997 for financial statement purposes.

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

                Pursuant to the Partnership Agreement, Net Cash Proceeds from sales or refinancings were to be distributed first to the Limited Partners until they had received any deficiencies in the aforementioned minimum cash distributions from operations. Distributions to the Limited Partners were then to be made in an amount equal to total Original Capital plus any deficiency in a cumulative distribution of 12% of Adjusted Original Capital for the period commencing approximately one year following the termination of the offering. If the receipt of any portion of the General Partners' 8% share of Net Cash Receipts from operations or the property management fee (note
                3) had been deferred as a result of subordination, thereafter, available Net Cash Proceeds would be distributed to the General Partners to the extent of such deferred amounts. Thereafter, remaining Net Cash Proceeds were to be distributed 85% to the Limited Partners and 15% to the General Partners. None of the General Partners' 8% share of Net Cash Receipts which has been deferred ($3.748 million as of December 31, 1997) will be paid.

        (d)	Cash and Cash Equivalents

                The Partnership considers all highly liquid investments with maturities at the date of purchase of three months or less to be cash equivalents.


        (e)	Mini-Warehouse Facilities

         	Costs associated with the appraisal and acquisition of mini-warehouse facilities were capitalized.

                The buildings, furniture, fixtures, and equipment were depreciated using the straight-line method over their estimated useful lives ranging from 7 to 25 years.

                Maintenance and repairs were charged to expense when incurred. Expenditures for improvements were charged to the related asset account.

                The Partnership adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", on January 1, 1996. Adoption of this Statement had no impact on the Partnership's financial position, results of operations, or liquidity.

            	When properties were disposed of, the related costs and accumulated depreciation were removed from the respective accounts, and the gain on disposition was recognized in accordance with generally accepted accounting principles.


        (f)     Income Taxes

           	Taxable income or loss of the Partnership is includable in the income tax returns of the individual partners; therefore, no provision for income taxes has been made in the accompanying financial statements.

          	The tax bases of the Partnership's assets exceeded the amounts recorded in the Financial Statements at December 31, 1997 and 1996, by $7,713,250 and $6,479,625, respectively.

        (g)	Use of Estimates

           	Management of the Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

       (h)     Fair Value of Financial Instruments

               In accordance with the reporting requirements of Statement on Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", the Partnership calculates the fair value of its financial instruments and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. When the fair value reasonably approximates the carrying value, no additional disclosure is made.

                     Balcor/Colonial Storage Income Fund - 85
                        (An Illinois Limited Partnership)

                          Notes to Financial Statements


       (i)     Earnings Per Share

               In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 128 "Earnings per Share", which was required to be adopted for financial statements issued for annual or interim periods after December, 15, 1997. The Partnership adopted this standard which requires a change in the presentation of basic and diluted earnings per share "EPS" and to restate EPS for all periods presented. Because there are no dilutive Partnership Interests, basic and dilutive Parnership Interests are the same. Therefore, adoption of SFAS 128 did not have an impact on the Partnership's financial statements.

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

(3)    Transactions With Affiliates

       The Partnership had an agreement with Colonial Storage Management 85, Inc., an affiliate of Colonial Storage 85, Inc., a General Partner, to supervise and direct the business and affairs associated with the mini-warehouse facilities for a fee of 6% of the gross revenues of the facilities. One-half of this property management fee was subordinated to receipt by the Limited Partners of a Special Distribution of 8% during the first twelve month period after termination of the offering, 9% during the second twelve month period and 10% during each twelve month period thereafter. None of the deferred property management fees ($1,991,890 as of December 31, 1997) will be paid.

       The Limited Partners received distributions equal to 10% of Adjusted Original Capital for the period April 1995 through March 1996, the period April 1996 through March 1997 and the period April 1997 through March 1998. Consequently, in January 1998,January 1997 and

                     Balcor/Colonial Storage Income Fund - 85
                        (An Illinois Limited Partnership)

                          Notes to Financial Statements

       February 1996 the Partnership paid Colonial Storage Management 85, Inc. $223,530, $234,057 and $228,837, respectively, representing the amount necessary to meet the 6% property management fee. Colonial Storage-85, Inc., a General Partner, received $227,110 ($198,721 as incentive management fees and $28,389 as its distributive share of Net Cash Receipts)in January 1998. Balcor Storage Partners-85, a General Partner, has elected to forego its share of the January 1998 distribution (a total of $227,110 of which $198,721 was incentive management fees and $28,389 was their distributive share of Net Cash Receipts ). The General Partners received $549,026 ($480,398 as incentive management fees and $68,628 as their distributive share of Net Cash Receipts) in January 1997, and $545,167 ($477,021 as incentive management fees and $68,146 as their distributive share of Net Cash Receipts) in February 1996. Incentive management fees have been accrued at December 31, 1997 and 1996, while the General Partners' distributive share of Net Cash Receipts was deducted from Partners' Capital when paid. The General Partners will not receive any further distributions in accordance with the Partnership Agreement.

       The Partnership charged real estate commissions due to affiliates of the General Partners against the gain on sale of mini-warehouse facilities in 1989, 1990 and 1993, respectively. The Partnership Agreement requires that Limited Partners receive their Original Capital plus a 6% average annual return on Original Capital in order for affiliates to receive commissions from the sale of the Partnership's properties. The sale of the remaining properties on December 22, 1997 did not meet the requirements of the Partnership Agreement. Consequently, previously accrued real estate commissions were credited against closing costs relating to the aforementioned sale. This resulted in an increase in the gain on sale of mini-warehouse facilities of $73,910.


       Certain general and administrative expenses are reimbursed to affiliates of the General Partners to cover administrative requirements of the Partnership.

                     Balcor/Colonial Storage Income Fund - 85
                        (An Illinois Limited Partnership)

                          Notes to Financial Statements


       Commissions, fees, and expenses paid and payable by the Partnership to affiliates for the years ended December 31, 1997, 1996 and 1995, are:

                       1997                  1996                  1995

                  Paid     Payable      Paid     Payable      Paid   Payable

Property
 management
 fees          $ 616,881   245,024     615,969   259,955     354,727 251,941
General and
 administrative
 expenses (net)$ 608,639  (129,062)    419,375    88,395     392,417  22,328
Real estate
 commissions   $   -         -           -        73,910       -      73,910
Incentive
 management
 fees          $ 480,398   198,721     477,021   480,398       -     477,021

(4)    Sale of Mini-Warehouse Facilities

       The Partnership sold all 69 of its remaining mini-warehouse facilities on December 22, 1997 in an all cash sale for $59,000,000. The purchaser received a credit of $355,000 against the purchase price for certain repairs, environmental and title issues at some of the facilities. From the proceeds of the sale the Partnership paid selling costs of $1,981,364. The Partnership's basis in the properties was $40,145,026 net of accumulated depreciation of $23,306,429 which resulted in a gain of $16,518,610.

(5)    Subsequent Event

       In January 1998, the Partnership paid $56,768,190 ($205.00 per Interest) to the Limited Partners representing the quarterly distribution of Net Cash Receipts and available Net Cash Proceeds from the sale of the mini-warehouse facilities in December 1997. After paying final Partnership expenses, any remaining cash will be distributed to the Limited Partners.