Form 10-Q
period 1998-06-30
BALCOR COLONIAL STORAGE INCOME FUND 85
filed 1998-08-13
CIK 763535

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

 X        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
----
          SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998
                               -------------
                                      OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----
          SECURITIES EXCHANGE ACT 23,OF 1934.

For the transition period from            to
                               ----------    -----------

Commission file number:  0-14340
                        ---------

                   Balcor/Colonial Storage Income Fund - 85
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Illinois                           36-3338930
        ----------                         -----------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

   2355 Waukegan Road Suite A200
       Bannockburn, Illinois                            60015
   --------------------------                         ----------
   (Address of principal executive                   (Zip Code)
                offices)

Registrant's telephone number, including area code (847) 267-1600
                                                    -------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ----      ----

                   BALCOR/COLONIAL STORAGE INCOME FUND - 85
                       (An Illinois Limited Partnership)

                                BALANCE SHEETS
                      June 30, 1998 and December 31, 1997
                                  (Unaudited)

                                    ASSETS

                                                  1998           1997
                                             -------------- --------------
Cash and cash equivalents                    $     875,407  $  57,910,106
Accounts receivable, net of allowance
  for doubtful accounts of $142,219 at
  December 31, 1997                                  2,124        145,351
Other assets                                                       68,194
                                             -------------- --------------
                                             $     877,531  $  58,123,651
                                             ============== ==============

                       LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $       1,733  $      99,880
Due to affiliates                                   65,345        314,683
                                             -------------- --------------
    Total liabilities                               67,078        414,563
                                             -------------- --------------
Partners' capital:
Limited Partners (276,918
  Interests issued and outstanding)                810,453     57,680,699
General Partners                                                   28,389
                                             -------------- --------------
    Total partners' capital                        810,453     57,709,088
                                             -------------- --------------
                                             $     877,531  $  58,123,651
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                   BALCOR/COLONIAL STORAGE INCOME FUND - 85
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)


                                                 1998           1997
                                             -------------- --------------
Income:
  Rental                                                    $   5,168,006
  Interest on short-term investments         $     192,203         48,838
                                             -------------- --------------
    Total income                                   192,203      5,216,844
                                             -------------- --------------

Expenses:
  Property operating                                            1,406,280
  Depreciation                                                    972,459
  Property management fees                                        231,830
  General and administrative                       294,259        433,050
                                             -------------- --------------
    Total expenses                                 294,259      3,043,619
                                             -------------- --------------
Net (loss) income                            $    (102,056) $   2,173,225
                                             ============== ==============
Limited Partners' share of net (loss)
  income(($0.37) and $7.77 per basic
  and diluted Interest for the six
  months ended June 30, 1998 and 1997,
  respectively)                              $    (102,056) $   2,151,493
                                             ============== ==============
General Partners' share of net income                 None  $      21,732
                                             ============== ==============
                                             $    (102,056) $   2,173,225
                                             ============== ==============
Distributions to Limited Partners
  ($205.00 and $14.31 per Interest for
  the six months ended June 30, 1998
  and 1997, respectively)                    $  56,768,190  $   3,962,697
                                             ============== ==============
Distribution to General Partners             $      28,389  $      68,628
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                   BALCOR/COLONIAL STORAGE INCOME FUND - 85
                       (An Illinois Limited Partnership)

                       STATEMENTS OF INCOME AND EXPENSES
                 for the quarters ended June 30, 1998 and 1997
                                  (Unaudited)

                                                 1998           1997
                                             -------------- --------------
Income:
   Rental                                                   $   2,602,413
   Interest on short-term investments        $      11,027         23,403
                                             -------------- --------------
    Total income                                    11,027      2,625,816
                                             -------------- --------------
Expenses:
  Property operating                                              730,390
  Depreciation                                                    486,229
  Property management fees                                         76,982
  General and administrative                       138,600        220,060
                                             -------------- --------------
    Total expenses                                 138,600      1,513,661
                                             -------------- --------------
Net (loss) income                            $    (127,573) $   1,112,155
                                             ============== ==============

Limited Partners' share of net (loss)
  income(($0.46) and $3.98 per basic
  and diluted Interest for the three
  months ended June 30, 1998 and 1997,
  respectively)                              $    (127,573) $   1,101,033
                                             ============== ==============
General Partners' share of net income                 None  $      11,122
                                             ============== ==============
                                             $    (127,573) $   1,112,155
                                             ============== ==============
Distributions to Limited Partners
  ($5.72 per Interest for the three
  months ended June 30, 1997)                         None  $   1,583,971
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                   BALCOR/COLONIAL STORAGE INCOME FUND - 85
                       (An Illinois Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                for the six months ended June 30, 1998 and 1997
                                  (Unaudited)

                                                  1998           1997
                                             -------------- --------------
Operating activities:
  Net (loss) income                          $    (102,056) $   2,173,225
  Adjustments to reconcile net (loss)
    income to net cash (used in) provided
    by operating activities:
      Depreciation                                                972,459
      Net change in:
        Net accounts receivable                    143,227        (20,045)
        Other assets                                68,194          1,920
        Accounts payable                           (98,147)
        Due to affiliates                         (249,338)      (619,328)
        Accrued real estate taxes                                  98,900
        Security deposits                                          (4,454)
        Deferred income                                            67,661
                                             -------------- --------------
  Net cash (used in) provided by
    operating activities                          (238,120)     2,670,338
                                             -------------- --------------

Investing activities:
  Additions to mini-warehouse facilities                         (232,230)
                                                            --------------
  Cash used in investing activities                              (232,230)
                                                            --------------
Financing activities:
  Distributions to Limited Partners            (56,768,190)    (3,962,697)
  Distribution to General Partners                 (28,389)       (68,628)
                                             -------------- --------------
  Cash used in financing activities            (56,796,579)    (4,031,325)
                                             -------------- --------------

Net change in cash and cash equivalents        (57,034,699)    (1,593,217)
Cash and cash equivalents at beginning
  of period                                     57,910,106      4,187,645
                                             -------------- --------------

Cash and cash equivalents at end of period   $     875,407  $   2,594,428
                                             ============== ==============

The accompanying notes are an integral part of the financial statements.

                   Balcor/Colonial Storage Income Fund - 85
                       (An Illinois Limited Partnership)

                         Notes to Financial Statements

1.   Accounting Policy
     ----------------

In the opinion of management, all adjustments necessary for a fair presentation have been made to the accompanying financial statements for the six months and quarter ended June 30, 1998, and all such adjustments are of a normal and recurring nature.

2.   Transactions With Affiliates
     -----------------------------

Fees and expenses paid and payable by the Partnership to affiliates for the six months and quarter ended June 30, 1998 are:

                                                    Paid
                                           ----------------------
                                           Six Months    Quarter    Payable
                                           ----------    --------   --------
Property management fees (A)                 $245,024        None       None
General and administrative expenses            23,945      86,358     65,345
Incentive management fees (B)                 198,721        None       None


          (A) Includes payment of the subordinated 3% property management fee since Limited Partners received distributions equal to 10% of Adjusted Original Capital for the twelve month period ending March 31, 1998.

          (B) Represents fees paid to one of the General Partners due to the receipt by Limited Partners of the Special Distribution of 10%.

                   Balcor/Colonial Storage Income Fund - 85
                       (An Illinois Limited Partnership)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS

Balcor/Colonial Storage Income Fund - 85 (the "Partnership") is a limited partnership formed in September 1983. The principal purpose of the Partnership was to acquire, own, maintain, operate, lease, and hold for capital appreciation and current income existing mini-warehouse facilities offering storage space for business and personal use. The Partnership raised $69,229,500 through the sale of Limited Partnership Interests and utilized these proceeds to acquire 69 mini-warehouse facilities from affiliates in 1985 and 4 mini-warehouse facilities from non-affiliated entities in 1986. The Partnership sold one mini-warehouse facility in 1989, one facility in 1990, two facilities in 1993 and the remaining 69 facilities in December 1997.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1997 for a more complete understanding of the Partnership's financial position.

Operations
----------

Summary of Operations
----------------------

Administrative expenses were higher than interest income earned on short-term investments which resulted in a net loss during the six months and quarter ended June 30, 1998. On December 22, 1997, the Partnership sold the remaining 69 mini-warehouse facilities, which were generating income prior to their sales, which resulted in net income during the six months and quarter ended June 30, 1997. Further discussion of the Partnership's operations is summarized below.

1998 Compared to 1997
---------------------

Unless otherwise noted, discussions of fluctuations between 1998 and 1997 refer to both the six months and quarters ended June 30, 1998 and 1997.

Rental income, property operating expenses, depreciation and property management fees ceased during 1997 due to the above-mentioned property sales.

Interest income on short-term investments increased during the six months ended June 30, 1998 as compared to the same period in 1997 as a result of an increase in amounts available for investment. The amounts available for investment increased due to the proceeds received from the sale of the 69 mini-warehouse facilities on December 22, 1997, prior to distribution to the Limited Partners in January 1998. Interest income on short-term investments decreased during the quarter ended June 30, 1998 when compared to the same period in 1997 due to lower average cash balances in 1998.

General and administrative expenses decreased during 1998 as compared to 1997 primarily due to a reduction in employees involved in the Partnership's operations.

Liquidity and Capital Resources
------------------------------

The cash position of the Partnership decreased by approximately $57,035,000 from December 31, 1997 to June 30, 1998 primarily due to the distribution of proceeds in January 1998 from the sale of the Partnership's 69 remaining properties. The Partnership used cash in its operating activities of approximately $238,000, primarily to pay administrative expenses and incentive management fees to one of the General Partners in excess of interest income earned on the Partnership's investments. Cash of approximately $56,797,000 was used in financing activities to pay distributions to the Limited Partners and one of the General Partners.

Pursuant to the Partnership Agreement, the General Partners are entitled to 8% of Net Cash Receipts available for distribution, which is subordinated to the receipt by Limited Partners of specified distribution levels. Colonial Storage-85, Inc., a General Partner, received $227,110 in January, 1998 ($198,721 as its incentive management fee and $28,389 as its distributive share of Net Cash Receipts). Balcor Storage Partners-85 elected to forego its share of the January 1998 distribution. The General Partners are not entitled to receive any further amounts pursuant to the Partnership Agreement.

Accounts receivable net of the related allowance for doubtful accounts decreased from December 31, 1997 to June 30, 1998 due to the collection in 1998 of prorations related to the sale of the Partnership's remaining properties in December 1997 to Value Storage, Ltd., the purchaser of the Partnership's properties.

To date, Limited Partners have received $437.57 per $250 Interest, of which $231.75 represents Net Cash Receipts and $205.82 represents Net Cash Proceeds.

The General Partners' current strategy is to liquidate the Partnership in the latter part of 1998. No further distributions are anticipated to be made prior to the termination of the Partnership. After paying final partnership expenses, remaining cash reserves will be distributed to Limited Partners.

                   Balcor/Colonial Storage Income Fund - 85
                       (An Illinois Limited Partnership)

                          Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

(a)Exhibits:

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

(10) Material Contracts:

(a) Agreement of Sale by and between Value Storage, Ltd., and Balcor/Colonial Storage Income Fund-85, dated as of September 4, 1997, and First Amendment to Agreement of Sale dated as of September 17, 1997, previously filed as Exhibits
2.1 and 2.2 respectively, to the Registrant's Form 8-K dated September 4, 1997 (Commission File No. 0-14340) are incorporated herein by reference.

(b) Second Amendment to Agreement of Sale by and between Value Storage, Ltd. and Balcor/Colonial Storage Income Fund-85, dated as of October 28, 1997, previously filed as Exhibit 3 to Registrant's Report on Form 10-Q for the quarter ended September 30, 1997 (Commission File No. 0-14340) is incorporated herein by reference.

(c) Third Amendment to Agreement of Sale by and between Value Storage, Ltd. and Balcor/Colonial Storage Income Fund-85, dated as of December 5, 1997, previously filed as Exhibit 10 (c) to Registrant's Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-14340) is incorporated herein by reference.

(27) Financial Data Schedule of the Registrant for the six months ended June 30, 1998 is attached hereto.

(b) Reports on Form 8-K:

There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         Balcor/Colonial Storage Income Fund - 85

                         By: /s/Thomas E. Meador
                             ---------------------
                               Thomas E. Meador,
                               President and Chief Executive Officer
                               (Principal Executive Officer) of Balcor
                               Storage Partners-85, a General Partner

                         By: /s/Jayne A. Kosik
                             -------------------
                               Jayne A. Kosik,
                               Senior Managing Director and Chief
                               Accounting and Financial Officer
                               (Principal Accounting Officer) of
                               Balcor Storage Partners-85, a
                               General Partner

                         By: /s/James R. Pruett
                            ---------------------
                               James R. Pruett
                               President Secretary/Treasurer
                               (Principal Financial and Accounting
                               Officer)and Director of Colonial
                               Storage 85, Inc., a General Partner




Date: August 13, 1998
     --------------------